Form 10-Q
period 2000-09-30
NRG NORTHEAST GENERATING LLC
filed 2000-12-01
CIK 1114676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For Quarter Ended   September 30, 2000      Commission File Number     333-42638
                    ------------------                                 ---------

                            NRG Northeast Generating LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    41-1937472
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

901 Marquette Avenue, Suite 2300  Minneapolis, MN                          55402
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code          (612) 373-5300
                                                     ---------------------------

              1221 Nicollet Mall, Suite 700 Minneapolis, MN 55403
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

         Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]    No [ ]

         The Registrant meets the conditions set forth in general instruction H
(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX


                                                                        PAGE NO.
                                                                        --------
PART I


Item 1       Consolidated Financial Statements and Notes

             Consolidated Statements of Income                             1

             Consolidated Balance Sheets                                 2-3

             Consolidated Statements of Members' Equity                    4

             Consolidated Statements of Cash Flows                         5

             Notes to Consolidated Financial Statements                  6-7

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        8-11


PART II

Item 1       Legal Proceedings                                            12

Item 6       Exhibits, Financial Statement Schedules, and Reports         13
             on Form 8-K




SIGNATURES                                                                14

CONSOLIDATED STATEMENTS OF INCOME
NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES
(UNAUDITED)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,

(Thousands of Dollars)                                                 2000           1999            2000            1999
------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
      Revenues from wholly-owned operations                        $   265,687    $   103,622   $    793,241    $    117,930

OPERATING COSTS AND EXPENSES
      Operating costs                                                  141,373         53,562        492,087          64,577
      Depreciation and amortization                                     12,299          7,273         36,345           8,434
      General and administrative expenses                                4,509          1,588         13,212           1,839
------------------------------------------------------------------------------------------------------------------------------
            Total operating costs and expenses                         158,181         62,423        541,644          74,850
------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                       107,506         41,199        251,597          43,080
------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
      Other income, net                                                    897              -          2,063               -
      Interest expense                                                 (16,530)       (11,479)       (50,510)        (12,734)
------------------------------------------------------------------------------------------------------------------------------
            Total other expense                                        (15,633)       (11,479)       (48,447)        (12,734)
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $    91,873    $    29,720   $    203,150    $     30,346
------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES
(UNAUDITED)

                                                                                       SEPTEMBER 30,        DECEMBER 31,
(Thousands of Dollars)                                                                     2000                 1999
--------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                      $        53,233     $        10,551
      Accounts receivable-trade                                                              101,622             100,428
      Inventory                                                                              137,942             108,262
      Prepayments and other current assets                                                    22,764              21,686
--------------------------------------------------------------------------------------------------------------------------
            Total current assets                                                             315,561             240,927
--------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
      In service                                                                           1,483,185           1,451,745
      Under construction                                                                      12,686              25,764
--------------------------------------------------------------------------------------------------------------------------
                                                                                           1,495,871           1,477,509
      Less accumulated depreciation                                                          (53,359)            (17,026)
--------------------------------------------------------------------------------------------------------------------------
            Net property, plant and equipment                                              1,442,512           1,460,483
--------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Debt issuance costs, net of accumulated amortization of $241 and  $3,664                 9,716               3,228
--------------------------------------------------------------------------------------------------------------------------
            Total other assets                                                                 9,716               3,228
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $     1,767,789     $     1,704,638
--------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG NORTHEAST GENERATING AND SUBSIDIARIES
(UNAUDITED)

                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                               2000             1999
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
      Credit facility debt                                                               $           -     $      35,766
      Current portion of long-term debt                                                         95,000                 -
      Accounts payable-affiliates                                                              127,485            52,232
      Accounts payable- trade                                                                    7,657             2,876
      Accrued interest                                                                          19,276             1,125
      Accrued fuel and purchased power expenses                                                 32,071            26,007
      Other current accrued liabilities                                                         32,311            12,920
---------------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                          313,800           130,926

LONG-TERM DEBT                                                                                 655,000           646,564

OTHER LONG-TERM LIABILITIES                                                                     20,833                 -
---------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                                  989,633           777,490

MEMBERS' EQUITY
      Members' equity                                                                          778,156           927,148
---------------------------------------------------------------------------------------------------------------------------
      Total Members' Equity                                                                    778,156           927,148

COMMITMENTS AND CONTINGENCIES
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND MEMBERS' EQUITY                                                    $   1,767,789     $   1,704,638
---------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES
(UNAUDITED)

                                                                                                Total
                                                                  Members'         Net         Members'
(Thousands of Dollars)                                         Contributions      Income        Equity
------------------------------------------------------------------------------------------------------------
BALANCES AT APRIL  27, 1999                                    $         -      $       -      $       -

Member contributions, net                                          337,121                       337,121
Net income                                                                         30,346         30,346
                                                               ---------------------------------------------
BALANCES AT SEPTEMBER 30, 1999                                 $   337,121      $  30,346      $ 367,467
                                                               ---------------------------------------------

BALANCES AT JANUARY 1, 2000                                    $   872,801      $  54,347      $ 927,148

Member distributions, net                                         (352,142)                     (352,142)
Net Income                                                                        203,150        203,150
                                                               ---------------------------------------------
BALANCES AT SEPTEMBER 30, 2000                                 $   520,659      $ 257,497      $ 778,156
                                                               ---------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES
(UNAUDITED)

                                                                                                            APRIL 27, 1999
                                                                                   NINE MONTHS ENDED        (INCEPTION) TO
                                                                                     SEPTEMBER 30,           SEPTEMBER 30,
(Thousands of Dollars)                                                                   2000                    1999
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                    $    203,150             $    30,346
      Adjustments to reconcile net income to net cash
        provided (used) by operating activities
        Depreciation and amortization                                                     36,345                   8,434
        Amortization of deferred financing costs                                           3,409                   1,975
      Cash provided (used) by changes in certain working capital items, net of acquisition effects
                Accounts receivable                                                       (1,235)                (65,345)
                Inventory                                                                (29,746)                   (462)
                Prepayments and other current assets                                      (1,095)                 (8,819)
                Accounts payable-trade                                                     4,781                   1,726
                Accounts payable-affiliates                                               75,273                  14,184
                Accrued fuel and purchased power expense                                   6,064                       -
                Accrued interest                                                          18,151                       -
                Other current liabilities                                                 19,391                       -
              Cash provided by changes in other assets and liabilities                    20,836                   2,561
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                         355,324                 (15,400)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions, net of liabilities assumed                                                 -                (915,245)
      Purchase of plant, property and equipment                                          (19,041)                 (2,075)
      Proceeds from disposition of property and equipment                                    768                       -
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                    (18,273)               (917,320)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                                                           750,000                 613,890
      (Distributions to) / Contributions from members                                   (352,142)                337,121
      Deferred financing costs                                                            (9,897)                 (6,659)
      Principal payments on short-term debt                                             (682,330)                      -
-----------------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                        (294,369)                944,352
-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 42,682                  11,632
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          10,551                       -
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     53,233             $    11,632
-----------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                  NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NRG Northeast owns electric power generating plants in the northeastern region of the United States. The Company was formed for the purpose of financing, acquiring, owning, operating and maintaining, through its subsidiaries, the facilities owned by Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Connecticut Jet Power LLC, Devon Power LLC, Dunkirk Power LLC, Huntley Power LLC, Middletown Power LLC, Montville Power LLC, Norwalk Harbor Power LLC, Oswego Harbor Power LLC and Somerset Power LLC. NRG Northeast Generating LLC (Northeast or the Company) is an indirect wholly owned subsidiary of NRG Energy, Inc. (NRG Energy), a Delaware corporation. Additional information regarding the Company can be found in NRG Energy's Form 10-Q for the nine months ended September 30, 2000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Registration Statement (Form S-4). The following notes should be read in conjunction with such policies and other disclosures in the Form S-4. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and December 31, 1999, the results of its operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows and members' equity for the nine months ended September 30, 2000 and 1999.

NOTE 1 - SHORT TERM BORROWINGS

     On February 22, 2000, the Company entered into a 364-day $50 million floating rate working capital revolving facility. The proceeds of this facility will be used to finance the Company's working capital needs. As of September 30, 2000 the Company had available $50 million under this facility.

NOTE 2 - LONG TERM DEBT

     In February 2000, the Company issued $750 million of Senior secured bonds to refinance short-term project borrowings and for certain other purposes. The bond offering included three tranches: $320 million with an interest rate of 8.065% due in 2004, $130 million with an interest rate of 8.842% due in 2015 and $300 milion with an interest rate of 9.292% due in 2024. In October 2000, the Company filed with the Securities and Exchange Commission and went effective with an exchange offer registration statement concerning these bonds. The exchange offer will remove certain restrictions surrounding the resale of these bonds.

NOTE 3 - CONTINGENT REVENUES

     As of September 30, 2000, the Company had approximately $24.7 million of disputed revenues related to certain revenues related to periods prior to May 31, 2000. The Company is actively pursuing resolution and/or collection of these amounts. The contingent revenues relate to the interpretation of certain transmission power sales agreements and to sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. During the third quarter of 2000, the Company collected and recognized approximately $23.6 million of disputed revenues.

NOTE 4 - REGULATORY ISSUES

     On March 30, 2000 the Company received notification from the New York Independent System Operator (NYISO) of its petition to the Federal Energy Regulatory Commission (FERC) to place a $2.52 per megawatt hour market cap on ancillary service revenues. The NYISO also requested authority to impose this cap on a retroactive basis to March 1, 2000. On May 31, 2000, the FERC approved the NYISO's request to impose price limitations on one ancillary service, Ten Minute Non-Synchronized Reserves (TMNSR) on a prospective basis only, effective March 28, 2000. The FERC rejected the NYISO's request for authority to adjust the market-clearing prices for TMNSR on a retroactive basis. As a result of the FERC order (unless the NYISO or other party successfully appeals the order), the Company will retain the approximately $8.0 million of revenues collected in February 2000 and approximately $8.2 million included in revenues, but not yet collected for March 2000. The NYISO has requested the FERC to reconsider the order.

NOTE 5 - INVENTORY

      Inventory, which is stated at the lower of weighted average cost or market, consisted of:


          (IN THOUSANDS)                    SEPTEMBER 30, 2000
                                          -----------------------
          Fuel oil                             $    71,845
          Spare parts                               54,896
          Coal                                      10,533
          Kerosene                                     628
          Other                                         40
                                          -----------------------
              TOTAL                            $   137,942
                                          -----------------------

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

      Property, Plant and Equipment consist of:


          (IN THOUSANDS)                             SEPTEMBER 30, 2000
                                                   -----------------------
          Facilities, machinery and equipment          $    1,430,689
          Land                                                 51,900
          Construction in progress                             12,686
          Office furnishings and equipment                        596
          Accumulated depreciation                            (53,359)
                                                   -----------------------
             Property, Plant and Equipment, net        $    1,442,512
                                                   -----------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations as permitted by General Instructions H (2)
(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis discusses the Company's revenue and expense items for the nine months ended September 30, 2000.

                              RESULTS OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

OPERATING REVENUES

      For the nine months ended September 30, 2000, revenues were $793.2 million, an increase of $675.3 million, over the same period in 1999. Revenues for the nine months ended September 30, 2000 consisted primarily of sales from long-term transition or capacity agreements, which represent approximately 53.1% of total revenues. The remaining revenues of $372.1 million consist primarily of sales from short-term spot and bilateral agreements.

OPERATING COSTS AND EXPENSES

      Operating costs for the nine months ended September were $492.1 million. Operating costs for the nine months ended September 30, 2000, represented approximately 62.0% of total revenues. Operating costs consisted of expenses for fuel, and plant operations and maintenance.

      Fuel expense for the nine months ended September was $326.3 million. Fuel expense included $79.4 million of coal, $127.8 million of natural gas and $119.1 million of fuel oil, diesel and other related costs. Fuel expense for the nine months ended September 30, 2000, represented approximately 41.1% of total revenues.

      Plant operations and maintenance expense for the nine months ended September 30, 2000 was $165.8 million. Plant operations and maintenance for the nine months ended September 30, 2000, represented 20.9% of total revenues. Plant operations and maintenance included labor and benefits under operating service agreements of $45.7 million, maintenance parts, supplies and services of $63.3 million and property taxes and other expenses of $56.8 million, for the nine months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization costs were $36.3 million for the nine months ended September 30, 2000. Depreciation and amortization for the nine months ended September 30, 2000 represented approximately 4.6% of total revenues. The depreciation expense was primarily related to the acquisition costs of the facilities, which are being depreciated over twenty-five to thirty years.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses were $13.2 million for the nine months ended September 30, 2000. General and administrative expenses for the nine months ended September 30, 2000, represented approximately 1.7% of total revenues. General and administrative expenses include costs for outside legal and other contract services, payments to NRG for corporate services, expenses related to office administration, as well as costs for certain employee benefits incurred under operating service agreements.

INTEREST EXPENSE

      Interest expense for the nine months ended September 30, 2000 was $50.5 million. Interest expense for the nine months ended September 30, 2000 included $47.1 million of interest and $3.4 million of amortization of deferred financing costs. The interest relates to $750 million of senior secured bonds issued on February 22, 2000 to refinance its short-term project borrowings and for certain other purposes.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, SFAS No. 138 was issued which includes several amendments to SFAS No. 133. This new standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt this standard effective January 1, 2001, as required.

      The new standard requires that all derivatives be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

      The Company has entered into certain transactions in accordance with its risk management policy to mitigate the variability of its earnings. The Company's risk management policy specifies that no more than 50% of the uncommitted energy or capacity of any facility will be sold forward without appropriate approvals. In accordance with its risk management policy, the Company has entered into long-term contracts of more than one-year including: power purchase agreements with utilities and other third parties, standard offer agreements to provide load serving entities with a percentage of their requirements and transition power purchase agreements with the former owners of acquired facilities. The Company also enters into short-term contracts or other commitments of one year or less and spot sales including: spot market and other sales into various wholesale power markets and bilateral contracts with third parties. In addition to energy and capacity sales agreements the Company enters into transactions for the physical delivery of commodities used to generate electricity. These physical delivery transactions may take the form of fixed price, floating price or indexed sales or purchases and options on physical transactions such as puts, calls, basis transactions and swaps. Contracts for the transmission and transportation of these commodities are also entered into as needed to meet physical delivery requirements and obligations.

      The Company may also use derivative financial instruments to mitigate the impact of changes in interest rates on its cost of borrowing.

      The Company has identified certain of these transactions as potentially being derivatives under SFAS No. 133. However, due to the uncertainties involved in the interpretation of the application of SFAS No. 133, as amended by SFAS No. 138, the Company has not yet determined what the impact might be of the adoption of the standard on the Company's results of operations and statement of financial position as of and for the period ended September 30, 2000. The Company believes that once additional clarifying guidance is made available to the industry the potential impact of adopting the standard will be more readily determinable.

ENVIRONMENTAL AND OTHER CONTINGENCIES

      Air quality in the northeastern region of the United States is affected by air pollution transported within and into the region by prevailing winds. In September 1994, 11 Northeastern states and the District of Columbia signed a memorandum of understanding (the MOU) establishing a regional plan for reducing Nox (nitrogen oxides) emissions from utility and large industrial boilers. Nox contributes to the formation of ozone. The 12 jurisdictions signing this MOU fall within the Ozone Transport Region (the OTR), created under the Clean Air Act in recognition of the regional ozone problem facing the northeastern United States. In addition to the MOU, the EPA has issued a regulation requiring 22 states in the eastern half of the United States to make significant Nox emission reductions by May 1, 2003, and to subsequently cap those emissions (the

SIP Call). The Nox emissions reductions required by the SIP Call are comparable to the reductions required by the MOU. By order of the United States Court of Appeals for the District of Columbia Circuit, the compliance date for the SIP Call has been extended until May 31, 2004.

      Nox regulations for New York, Massachusetts and Connecticut to implement the MOU have been promulgated through the year 2002. New York, Massachusetts and Connecticut have also promulgated regulations to implement the SIP Call and the MOU for the years 2003 and beyond. Consistent with the MOU and the SIP Call, emissions reductions are to be achieved through a cap on ozone season Nox emissions from the largest sources of Nox, including the Company's facilities. Under formulas established in the regulations, each source will be allocated a number of "allowances," with each allowance representing one ton of nitrogen oxides that the source is allowed to emit. The allowances can be bought and sold through regional trading.

      The Commonwealth of Massachusetts is seeking additional emissions reductions beyond current requirements. The Massachusetts Department of Environmental Protection has issued proposed regulations that would require significant emissions reductions from certain coal-fired power plants in the state, including the Company's Somerset facility. The Massachusetts Department of Environmental Protection has proposed that such facilities comply with stringent limits on emissions of nitrogen oxides by December 1, 2003; on emissions of sulfur dioxides commencing on December 1, 2003, with further reductions required by December 1, 2005; and on emissions of carbon dioxide by December 1, 2005. In addition to output based limits (that is, a standard which limits emissions to a certain rate per net megawatt hour), the proposed regulations also would limit by December 1, 2005 the total emissions of nitrogen oxides and sulfur dioxide at the Somerset facility to no more than 75% of the average annual emissions from the Somerset facility for 1997-1999. Finally, the proposed regulations require the Massachusetts Department of Environmental Protection to evaluate, by December 31, 2002, the technical and economic feasibility of controlling or eliminating mercury emissions by the year 2010, and to propose mercury emission standards within 18 months of completion of the feasibility evaluation. Compliance with these proposed regulations, if such regulations become effective, could have a material impact on the operation of the Company's Somerset facility. The Company believes that the annual average carbon dioxide emission rate identified in the draft regulations cannot be met by the Somerset facility. The public comment period for these rules closed in August 2000. The Company participated in this public process and provided comments on August 4, 2000; however, there is no assurance that the Company's positions will be adopted.

      On May 17, 2000, Governor Rowland of Connecticut issued an Executive Order to the Connecticut Department of Environmental Protection (CDEP) that requires the CDEP to develop regulations, applicable to power plants and other major sources of air pollution, to further reduce emissions of nitrogen oxides and sulfur dioxides by May 2003. The Executive Order requires reductions of sulfur dioxides by an amount that is 30% to 50% greater than current commitments and reductions of nitrogen oxides that are 20% to 30% greater than current commitments. The Executive Order provides that the CDEP should use market-based incentives and a system of creditable emissions allowances or credits to foster cost effective reductions. In August 2000, the CDEP issued proposed regulations to implement the Executive Order. Although the Company is actively participating in the CDEP's rulemaking process, there is no assurance that the Company's positions will be adopted.

REGULATORY ISSUES

      The independent system operators who oversee most of the wholesale power markets in which the Company operates have in the past imposed, and may in the future continue to impose, price limitations and other mechanisms to address some of the volatility in these markets. These types of price limitations and other mechanisms may adversely impact the profitability of the Company's generation facilities that sell energy into the wholesale power markets. Given the extreme volatility and lack of meaningful long-term price history in many of these markets, the Company cannot quantify the impact on profitability with any certainty. The Company will attempt to adjust its business operations to mitigate the future impact of such limitations.

FORWARD-LOOKING STATEMENTS

      Certain statements included in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. While the Company believes that the expectations expressed in such forward-looking statements are reasonable, it can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

      o Economic conditions including inflation rates and monetary fluctuations;

      o Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where we have a financial interest;

      o Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

      o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

      o Availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, the Company or any of its affiliates; or security ratings;

      o Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

      o Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

      o     Increased competition in the power generation industry;

      o Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

      o Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

      o Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers and, environmental and energy regulations;

      o Other business or investment considerations that may be disclosed from time to time in the Company's or NRG Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents, including the Company's Registration Statement No. 333-42638, as amended.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included in this quarterly report should not be construed as exhaustive.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about July 12, 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of the NRG Energy's alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility.

NRG Energy disputed Fortistar's allegations and has asserted numerous counterclaims. NRG Energy has counterclaimed against Fortistar for breach of contract, fraud and negligent misrepresentations and omissions, unfair competition and breach of the covenant of good faith and fair dealing. NRG Energy seeks, among other things, dismissal of Fortistar's complaint with prejudice and rescission of the letter agreement.

A temporary injunction hearing was held on September 27, 1999. The acquisition of the Oswego facility was closed on October 22, 1999, following notification to the court of Oswego Power LLC's and Niagara Mohawk Power Corporation's intention to close on that date. On January 14, 2000, the court denied Fortistar's request for a temporary injunction. In April 2000, the Company filed a summary judgement motion to dispose of the litigation. A hearing on this motion has not yet been scheduled. NRG Energy intends to continue to vigorously defend the suit and believes Fortistar's complaint to be with out merit. No trial date has been set.

On May 25, 2000 the New York Department of Environmental Conservation issued a Notice of Violation to the Company and the prior owner of the Huntley and Dunkirk facilities relating to physical changes made at those facilities prior to the Company's assumption of ownership. The Notice of Violation alleges that these changes represent major modifications undertaken without obtaining the required permits. Although the Company has a right to indemnification by the previous owner for fines, penalties, assessments, and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, if these facilities did not comply with the applicable permit requirements, the Company could be required, among other things, to install specified pollution control technology to further reduce air emissions from the Dunkirk and Huntley facilities and the Company could become subject to fines and penalties associated with the current and prior operation of the facilities.

On May 31, 2000, FERC approved a request of the New York Independent System Operator, to impose price limitations on one ancillary service, Ten Minute Non-synchronized Reserves, on a prospective basis only, effective March 28, 2000; the date the NYISO began capping bids for that service. FERC rejected the NYISO's request for authority to adjust the market clearing prices for that service on a retroactive basis. As a result of the FERC order (unless the NYISO or another party successfully appeals the order), the Company will retain the approximately $8.0 million of revenues collected in February 2000 and approximately $8.2 million included in revenues, but not collected, for March 2000. The NYISO has sought reconsideration of the FERC.

On September 21, 2000, Dunkirk Power LLC ("Dunkirk"), Huntley Power LLC ("Huntley") and Oswego Harbor Power LLC ("Oswego") filed an action before FERC seeking its declaration that they are entitled to pay Niagara Mohawk Power Corporation ("NiMo") wholesale prices for the power consumed at their respective generating facilities, rather than paying for such station power at retail rates, as NiMo alleges is required. On September 28, 2000, NiMo filed separate actions against Dunkirk, Huntley and Oswego in the State Supreme Court of New York, seeking in total, payment of approximately $7 million, which NiMo asserts is due under such retail tariff.

There are no other material legal proceedings pending, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to the Company or its subsidiaries. There are no other material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company is or would be a party.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)      EXHIBITS

         27   Financial Data Schedule for the period ended September 30, 2000.

(B)      REPORTS ON FORM 8-K:

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NRG Northeast Generating LLC
                                       ----------------------------
                                       (Registrant)

                                       /s/    Craig A. Mataczynski
                                       ---------------------------------
                                       Craig A. Mataczynski, President

                                       /s/     Brian B. Bird
                                       ----------------------------------
                                       Brian B. Bird, Treasurer
                                       (Principal Financial Officer)


Date:  December 1, 2000
      --------------------------------------