Form 10-K405
period 2000-12-31
NRG NORTHEAST GENERATING LLC
filed 2001-04-02
CIK 1114676

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO                 .
COMMISSION FILE NO. 333-42638

                          NRG NORTHEAST GENERATING LLC
             (Exact name of Registrant as specified in its charter)

                DELAWARE                      41-1937472
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)       Identification No.)

    901 MARQUETTE AVENUE, SUITE 2300             55402
         MINNEAPOLIS, MINNESOTA               (Zip Code)
(Address of principal executive offices)

                                 (612) 373-5300
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicated by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Registrant meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE NO.
                                                                           --------
PART I
Item 1     Business....................................................        1
Item 2     Properties..................................................        9
Item 3     Legal Proceedings...........................................        9
Item 4     Submission of Matters to a Vote of Security
             Holders -- Omitted per General Instruction I(2)(c)........       --

PART II
Item 5     Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................       10
Item 6     Selected Financial Data -- Omitted per General Instruction
             I(2)(a)...................................................       --
Item 7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................       11
Item 7A    Quantitative and Qualitative Disclosures About Market
             Risk......................................................       13
Item 8     Financial Statements and Supplementary Data.................       14
Item 9     Changes in & Disagreements with Accountants on Accounting
             and Financial Disclosure..................................       29

PART
  III
Item 10    Directors and Executive Officers of the
             Registrant -- Omitted per General Instruction I(2)(c).....       --
Item 11    Executive Compensation -- Omitted per General Instruction
             I(2)(c)...................................................       --
Item 12    Security Ownership of Certain Beneficial Owners and
             Management -- Omitted per General Instruction I(2)(c).....       --
Item 13    Certain Relationships and Related Transactions -- Omitted
             per General Instruction I(2)(c)...........................       --

PART IV
Item 14    Exhibits, Financial Statements Schedules and Reports On Form
             8-K.......................................................       30
SIGNATURES.............................................................       35

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     NRG Northeast Generating LLC, (NRG Northeast or the Company) is a Delaware limited liability company, formed in 1999, which, through its family of subsidiaries, owns electric power generation plants in the northeastern region of the United States. NRG Northeast was formed for the purpose of financing, acquiring, owning, operating and maintaining, through its subsidiaries and affiliates, competitive electric generating facilities.

     NRG Northeast is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy). NRG Energy is a leading global energy company primarily engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of energy, capacity and related products. On June 5, 2000, NRG Energy completed an initial public offering. Prior to its initial public offering, NRG Energy was a wholly-owned subsidiary of Northern States Power Company (NSP). In August 2000, NSP merged with New Century Energies, Inc., a Colorado-based public utility holding company. The surviving corporation in the merger was renamed Xcel Energy Inc. (Xcel), and the shares of NRG Energy class A common stock previously owned by NSP are now owned by a wholly-owned subsidiary of Xcel. As of December 31, 2000, Xcel owned an 82% interest in NRG Energy's outstanding common and class A common stock, representing 98% of the total voting power of NRG Energy's common stock and class A common stock. Xcel is one of the ten largest electricity and natural gas companies in the United States. Xcel Energy has six public utility subsidiaries that collectively serve approximately 3.1 million electric customers and 1.5 million gas customers in twelve states and has numerous non-utility subsidiaries, including NRG Energy, which are engaged in energy related businesses.

     In March 2001, NRG Energy completed a public offering of 18.4 million shares of its common stock. Following this offering, Xcel owns approximately a 74% interest in NRG Energy's common stock and Class A common stock, representing 96.7% of the total voting power of NRG Energy's common stock and Class A common stock.

     NRG Northeast's assets represent a diversified regional base of competitive generating facilities in Connecticut, Massachusetts and New York, close to major load centers. NRG Northeast's revenues are derived from base-load facilities, intermediate load facilities and peaking facilities. The facilities are diversified in terms of fuel usage and include coal, natural gas and fuel oil plants.

     NRG Northeast believes that certain of its facilities and facility sites provide opportunities for repowering or expansion of generation capacity. NRG Northeast also believes that the diversity of its facilities, in terms of operating characteristics, fuel sources and markets served, as well as their locational advantages, puts it in a position to realize overall operational and financial management synergies relating to integration of its fuel supply management and operating activities. NRG Northeast's relationship with NRG Energy allows it to draw on NRG Energy's years of experience in the power sector by contracting with it and its affiliates for many of these services.

     NRG Northeast's headquarters and principal executive offices are located at 901 Marquette Avenue, Suite 2300, Minneapolis, Minnesota 55402. NRG Northeast's phone number is (612) 373-5300.

GENERATING FACILITIES

     NRG Northeast owns a total of ten fossil fuel-fired and six remote gas turbine electric power generation facilities, as described below. The purchase price set forth below for certain of the facilities is based on an allocation made when more than one facility was purchased pursuant to the same purchase and sale agreement.

     Arthur Kill Facility. NRG Northeast acquired the Arthur Kill facility from the Consolidated Edison Company of New York, Inc. (ConEd) in June 1999 for a purchase price of $395.5 million. The Arthur Kill facility, located in Staten Island, New York, is a natural gas/oil-fired intermediate/peaking plant consisting of 3 units and having a capacity of 842 MW (including a black start gas turbine).

     Astoria Facility. NRG Northeast acquired the Astoria facility from ConEd in June 1999 for a purchase price of $109.5 million. The Astoria facility, located in Queens, New York, is a gas/liquid fuel-fired peaking plant consisting of 11 units and having a capacity of 614 MW.

     Connecticut Jet Facilities. NRG Northeast acquired six unmanned internal combustion facilities (ICU) from Connecticut Light & Power Company (CL&P) in December 1999 for a purchase price of $22.3 million. These ICU facilities, located at local switchyards in Branford, Torrington Terminal, Franklin Drive and Cos Cob, are oil-fired peaking units consisting of 6 units and having an aggregate capacity of 127 MW.

     Devon Facility. NRG Northeast acquired the Devon facility from CL&P in December 1999 for a purchase price of $113.3 million. The Devon facility, located in Milford, Connecticut, is a natural gas/oil-fired intermediate/peaking load facility consisting of 7 units and having a capacity of 401 MW.

     Dunkirk Facility. NRG Northeast acquired the Dunkirk facility from Niagara Mohawk Power Corporation (NiMo) in June 1999 for a purchase price of $193.3 million. The Dunkirk facility, located in Dunkirk, New York (near Buffalo), is a coal-fired base-load facility consisting of 4 units and having a capacity of 600 MW. The Dunkirk facility is among the lowest variable cost fossil fuel plants that sell into the New York Power Pool (NYPP).

     Huntley Facility. NRG Northeast acquired the Huntley facility from NiMo in June 1999 for a purchase price of $161.7 million. The Huntley facility, located five miles northeast of Buffalo, New York, is a coal-fired base-load facility consisting of 6 units and having a capacity of 760 MW. NRG Northeast believes the Huntley facility to be among the lowest cost fossil fuel plants that sell into the NYPP.

     Middletown Facility. NRG Northeast acquired the Middletown facility from CL&P in December 1999 for a purchase price of $225.8 million. The Middletown facility, located in Middletown, Connecticut, is a natural gas/oil-fired intermediate/peaking plant consisting of 4 units and having a capacity of 856 MW.

     Montville Facility. NRG Northeast acquired the Montville facility from CL&P in December 1999 for a purchase price of $82.8 million. The Montville facility, located in Uncasville, Connecticut, is a natural gas/oil-fired intermediate/peaking load plant consisting of 4 units and having a capacity of 498 MW.

     Norwalk Facility. NRG Northeast acquired the Norwalk facility from CL&P in December 1999 for a purchase price of $75.0 million. The Norwalk facility, located in Norwalk, Connecticut, is an oil-fired intermediate/peaking load plant consisting of 3 units and having a capacity of 353 MW.

     Oswego Facility. NRG Northeast acquired the Oswego facility from NiMo and Rochester Gas & Electric Company (RG&E) in October 1999 for a purchase price of $84.9 million. The Oswego facility, located in Oswego, New York, is a natural gas/oil-fired peaking plant consisting of 2 units and having a capacity of 1,700 MW. The Oswego facility has very low cost capacity and is a source of excess emissions allowances that can be utilized at NRG Northeast's other facilities. NRG Northeast operates the Oswego facility as a peaking facility.

     Somerset Facility. NRG Northeast acquired the Somerset facility from Montaup Electric Company (MEC) in April 1999 for a purchase price of $55.2 million. The Somerset facility, located in Somerset, Massachusetts, is a coal-fired base-load facility consisting of 1 unit and having a capacity of 117 MW. The Somerset facility also owns two oil-fired, peaking units with a capacity of 48 MW. One of these units has operated under contract for the last year in Vermont. The Somerset facility provides low variable cost capacity, strategically positioned to sell power into the New England Power Pool (NEPOOL). NRG Northeast operates the Somerset facility as a base-load facility, with peaking capacity depending on market conditions.

NRG NORTHEAST OPERATIONS

     NRG Northeast is a major owner of competitive electric power generation in the northeastern region of the United States, with its regional base of competitive generating facilities close to major load centers. NRG Northeast intends to pursue a strategy of enhancing profitability and competitiveness of these facilities through their efficient operation. NRG Northeast believes the diversity of its facilities, in terms of operational characteristics, location in and access to multiple power pools and fuel sources, is an important part of this strategy.

     NRG Power Marketing, Inc. (NRG Power Marketing), a wholly-owned subsidiary of NRG Energy, has entered into power sales and agency agreements with each of NRG Northeast's subsidiaries for terms of approximately 30 years. NRG Power Marketing provides all power marketing services, fuel procurement and emissions management services for NRG Northeast and its subsidiaries.

     NRG Power Marketing provides marketing services including scheduling, pool bidding, contract management and bilateral sales of excess capacity, energy and ancillary services, with gross receipts, less costs incurred from such activities flowing to NRG Northeast. NRG Power Marketing has the exclusive rights to market all capacity, energy and ancillary services produced by NRG Northeast that has not otherwise been committed under other contracts. NRG Power Marketing has an agency role in scheduling to the appropriate independent system operator or power pool and also has a principal role for bilateral sales and wheeling of energy to other power pools.

     The New York facilities sell capacity, energy and voltage support into the NYPP centralized power market. The Somerset facility and the Connecticut facilities sell capacity, energy and voltage support into the NEPOOL's centralized power market. NRG Northeast may also enter into bilateral contracts for the sale of capacity and energy to power marketers, and load serving entities within the NYPP, the NEPOOL and surrounding markets, as applicable. NRG Northeast currently sells capacity, energy and ancillary services pursuant to certain transition power sales contracts which range from one to ten years.

     NRG Power Marketing provides fuel procurement services to NRG Northeast for natural gas, coal and oil procurement; local gas distribution and transportation company balancing; pipeline capacity purchasing and balancing; position reporting; fuel inventory management; and barge and rail management. As part of NRG Northeast's fuel procurement strategy, NRG Power Marketing pursues short and intermediate fuel contracts to hedge power sales contracts and other forward sales of power. NRG Power Marketing also actively manages the fuel inventory and attempts to reduce barge, rail, inventory, fuel handling and gas distribution charges.

     NRG Power Marketing also utilizes certain risk management policies and procedures to assist with NRG Northeast's objective of maximizing net operating margins while minimizing the risks associated with the cash flows derived from these assets. Key risk management guidelines adopted by NRG Power Marketing include: (i) a general prohibition on speculative activities; (ii) mitigation of operational risk by not allowing more than 50% of available output not already contracted to be sold forward unless approved by the NRG Power Marketing board of directors; (iii) approval of counter-parties and their trading limits by NRG Energy's treasury; and (iv) fuel and emission allowance requirements to be matched with future power sale commitments.

     NRG Operating Services, Inc. (NRG Operating Services), a direct wholly-owned subsidiary of NRG Energy, and its subsidiaries have entered into operation and maintenance agreements with each of the subsidiaries of NRG Northeast. Each agreement has an initial term of five years, with options to extend beyond five years. Under the agreements, the NRG Operating Services company operator is reimbursed for usual and customary costs related to providing operations and maintenance services, including plant labor and other operating costs. The NRG Operating Services subsidiary performs all administrative, operations and maintenance work at each facility.

REGULATION

     NRG Northeast is subject to a broad range of federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of its facilities and development projects. These laws and regulations generally require that a number of permits and approvals be obtained before construction or operation of a power plant commences and that, after completion, the facility operates in compliance with state, local and federal requirements. NRG Northeast strives to comply with the terms of all such laws, regulations, permits and licenses and believes that all of its operating plants are in material compliance with all such applicable requirements. No assurance can be given, however, that in the future all necessary permits and approvals will be obtained and all applicable statutes and regulations will be complied with. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. Furthermore, there can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable which would have a material adverse impact on NRG Northeast's operations.

FEDERAL LAW

     Federal Power Act. The Federal Power Act gives the Federal Energy Regulatory Commission (FERC) exclusive rate-making jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the Federal Power Act, all public utilities subject to FERC's jurisdiction are required to file rate schedules with FERC prior to commencement of wholesale sales or transmission of electricity. Because NRG Northeast sells energy and capacity in the wholesale market, it is deemed to be a public utility for purposes of the Federal Power Act. Arthur Kill Power, Astoria Power, Dunkirk Power, Huntley Power, Somerset Power, Oswego Power, Connecticut Jet Power, Devon Power, Middletown Power, Montville Power and Norwalk Power applied for and were granted market-based rate authority for the wholesale sales of power by the FERC in 1999. FERC also granted waivers of certain of the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.

     In addition, the FERC's orders, as is customary with market-based rate schedules, reserve the right to suspend, upon complaint, market-based rate authority on a prospective basis if it is subsequently determined that market power was exercised. If FERC were to suspend market-based rate authority, it would most likely be necessary to file, and obtain FERC acceptance of, cost-based rate schedules. In addition, the loss of market-based rate authority would likely subject NRG Northeast to the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.

     Public Utility Holding Company Act (PUHCA). PUHCA provides that any corporation, partnership or other entity or organized group that owns, controls or holds power to vote 10% or more of the outstanding voting securities of a "public-utility company" or a company that is a "holding company" of a public utility company is subject to registration and regulation under PUHCA as a registered holding company, unless an exemption is obtained under applicable rules or an order is issued by the Securities and Exchange Commission (SEC) declaring it not to be a holding company. Registered holding companies under PUHCA are required to limit their utility operation to a single integrated utility system and additional systems that cannot be operated independently without substantial losses of economies, and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company that is a subsidiary of a registered holding company under PUHCA is subject to financial and organization regulation, including approval by the SEC of certain of its financing transactions. However, under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA regulation by operation of its status as an EWG, as defined under Section 32 of PUHCA. NRG Northeast and its subsidiaries are Exempt Wholesale Generators (EWG) and have received confirmation from FERC of its EWG status.

     If NRG Northeast were to lose its EWG status it would be subject to regulation as a public utility company and its affiliates would be subject to regulation under PUHCA as public utility holding companies. Absent a substantial restructuring of NRG Northeast's business, it would be difficult to comply with PUHCA without a material adverse effect on NRG Northeast's business.

STATE LAW

     New York. Pursuant to the New York Public Service Law (the NYPSL), the New York Public Service Commission (NYPSC) regulates all "public utility companies" or "utility companies" operating in New York. A "public utility company" or "utility company" under the NYPSL includes, among other things, any entity engaged in the production, transmission or distribution of electricity to the public for light, heat or power purposes. The Huntley, Dunkirk, Oswego, Arthur Kill and Astoria facilities (the New York facilities), each considered an EWG, do not provide electricity directly to the public and each sells only at wholesale to power marketers, energy service companies or the NYPP. Although the NYPSL is silent with respect to the utility status of electric corporations selling at wholesale within New York, precedent of the NYPSC has applied "lightened regulation" to New York EWGs, which provides for minimal financial and organizational regulation. Each of the New York facilities has been accorded lightened regulatory treatment by the NYPSC. The New York facilities' rates, however, remain subject to the jurisdiction of the FERC.

     Massachusetts. Pursuant to Chapter 164 of the Massachusetts General Laws, a "wholesale generation company" includes any company engaged in the business of producing, manufacturing or generating electricity for sale at wholesale only. The Somerset facility, as an EWG, does not provide electricity directly to the public and sells only at wholesale to power marketers and energy service companies and thus is considered a wholesale generation company. Such companies are subject to very limited regulation by the Massachusetts Department of Telecommunications and Energy (MDTE), and management believes that the Somerset facility will not likely be subject to regulation as a Massachusetts public utility or electric company. If, however, the Somerset facility were deemed to be an electric company by the MDTE, the MDTE could retroactively apply certain provisions of the statutes to the Somerset facility. The Somerset facility would also be subject to other laws and regulations (other than rate regulation) applicable to Massachusetts electric companies. The Somerset facility's rates, however, would remain subject to the jurisdiction of the FERC.

     Connecticut. Pursuant to Title 16, Chapter 283 of the Connecticut General Statutes, a "foreign electric company" is a corporation organized under the laws of a state other than Connecticut authorized by that state to generate electric energy. A foreign electric company is allowed to acquire and operate electric utility facilities, which include generating stations, in Connecticut. However, any foreign electric company which owns or operates any utility facility in the state is deemed to be an "electric company" and a "public service company" for all purposes of Title 16. Pursuant to Title 16, Chapter 277 of the Connecticut General Statutes, a "public service company" includes electric companies, but does not include EWGs. An "electric company" includes every corporation engaged in generating electricity to be transmitted or distributed within the state, but does not include an EWG. The Connecticut Department of Public Utility Control
(DPUC) has authority to adopt rules with respect to rates and charges, services, accounting practices, safety and the conduct of operations generally of public service companies, as it deems reasonable and necessary. The DPUC also must approve the merger or consolidation of any public service company, and the issuance of common stock, notes, bonds, evidence of indebtedness, or securities by any public service company. A waiver of the requirement for pre-approval of debt and securities issuances is available if the foreign state of incorporation regulates such issuances. Since they are EWGs, Middletown Power, Montville Power, Norwalk Power, Devon Power, and Connecticut Jet Power are not likely to be regulated as public service companies or electric companies by the DPUC. If, however, the Connecticut facilities were deemed to be public service companies or electric companies by the DPUC, the DPUC could retroactively apply certain provisions of the statutes to the Connecticut facilities. The Connecticut facilities would also be subject to other laws and regulations (other than rate regulation) applicable to Connecticut public service or electric companies. The rates for each of the Connecticut facilities, however, would remain subject to the jurisdiction of the FERC.

COMPETITION

     FEDERAL. The Energy Policy Act laid the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded the FERC's authority to order wholesale wheeling, thus allowing qualifying facilities under Public Utility Regulatory Policies Act, power marketers and EWGs to compete more effectively in the wholesale market.

     STATE. The Energy Policy Act did not preempt state authority to regulate retail electric service. Historically, in most states, competition for retail customers is limited by statutes or regulations granting existing electric utilities exclusive retail franchises and service territories. Since the passage of the Energy Policy Act, the advisability of retail competition has been the subject of intense debate in federal and state legislative and regulatory forums. Many states have taken steps to facilitate retail competition as a means of stimulating competitive generation rates.

POWER MARKETS

                            THE NEW YORK POWER POOL.

     The NYPP includes 34,000 MW of installed capacity and serves almost all of New York State's electric power requirements. The current members of the NYPP include the six New York investor-owned utilities, the Long Island Power Authority and the New York Power Authority, various local and municipal utilities, as well as a growing number of competitive power producers and power marketers. The NYPP has been restructured as a competitive, non-discriminatory market through, among other things, the establishment of the New York Independent System Operator (NYISO) and the creation of bid-based markets for energy, capacity and ancillary services. The NY ISO commenced operations in November 1999. Most of New York State's investor-owned utilities have completed or are in the process of divesting their fossil generation assets as part of the restructuring of the state's electricity markets. These divested plants compete to varying degrees with new merchant plants in the wholesale markets. The market-clearing price for the NYPP's day-ahead and real-time energy markets are calculated by the NY ISO by determining the market-clearing price for transactions with zonal adjustments to account for transmission constraints. All purchasers of energy from the market pay a transaction charge set by the NY ISO to settle system energy balancing and certain ancillary service costs.

                       THE NEW YORK CITY IN-CITY MARKET.

     In connection with the divestiture by ConEd of certain of its electric generating resources in the New York City in-city market, certain market power mitigation measures are applied to generators located in that area. The intent of these market power mitigation measures is to alleviate concerns that the divested generation resources might be able to exercise localized market power due to the current configuration of New York City in-city market loads, generation, and transmission facilities and related local reliability rules and transmission constraints. The market mitigation measures are intended to be implemented by the NY ISO and tracked through its market monitoring process.

                          THE NEW ENGLAND POWER POOL.

     The NEPOOL was originally formed to capture the benefits of economic dispatch and joint planning between a large number of utilities. The NEPOOL is populated with a large number of small utilities. The region is a high variable cost power market, with oil/gas units operating in the margin. The NEPOOL has a large number of nuclear units, the continuing operational status of which is, at present, unclear; this factor adds pressure to the capacity needs in the NEPOOL service area. In addition, the region has transmission constraints that limit imports from neighboring regions. As such, the NEPOOL will require significant new capacity additions over the next few years: approximately 7,000 MW of new capacity is projected to be needed by 2005, driven by (i) current deficiencies and increased shortfalls due to load growth; and (ii) economic retirements of older and inefficient units. The deficit could grow much larger if there are further shutdowns of nuclear plants or aging fossil capacity. There are over 30,000 MW of new merchant plant proposals in the NEPOOL. However, only about 2,500 MW of new merchant plants is actually under construction. Virtually all proposals for new merchant plants in the NEPOOL are for gas-fired combined cycle facilities, and are designed to meet incremental generation requirements, and displace older, less efficient units. Some of this capacity will require the addition of new gas pipeline capacity into New England. In addition, approximately 12,500 MW of capacity in the NEPOOL has been divested or is in the process of being divested. These divested generation assets will compete with the new merchant plants in the wholesale market. ISO New England is a "day-ahead-hourly" marketplace. This means that wholesale electricity suppliers and generators bid their resources into the market the day before and submit separate bids for each resource for each hour of the day. ISO New England tabulates the bids and stacks them in dollar terms from lowest to highest matching the expected hourly demand forecast for that hour and each hour in the next day. The ISO New England operations staff then determines the least cost dispatch sequence for the next day which reflects the actual bids. Generators will then be dispatched in real-time to match the actual load occurring on the system. Unlike in the NYISO, there is no day-ahead market in the NEPOOL.

CUSTOMERS

     During 2000, three customers accounted for 73.1% of NRG Northeast's total revenues, New York Independent System Operator (39.9%), Connecticut Light and Power (22.0%) and Niagra Mohawk Power Corporation (11.2%). During 1999, three customers accounted for 85.6% of NRG Northeast's total revenues, Niagara Mohawk Power Corporation (35.0%), Consolidated Edison Company of New York, Inc. (33.0%) and Eastern Utility Association (17.6%).

ENVIRONMENTAL REGULATIONS

     General. NRG Northeast and its subsidiaries, like most industrial enterprises, are subject to regulation with respect to the environmental impact of their operations, including air and water quality control, limitations on land use, disposal of wastes, aesthetics and other matters.

     Environmental laws and/or regulations generally require air emissions and water discharges to meet specified limits. They also impose potential joint and several liability, with regard to fault, on entities responsible for certain releases of hazardous substances to manage such materials properly and to clean up property affected by their production and discharge. NRG Northeast expects to spend approximately $51.2 million for capital expenditures between 2001 and 2005 for environmental compliance, which includes the possible installation of Nitrogen Oxides (NOx) control technology at the Somerset facility, resolution of consent orders for remediation at the Arthur Kill and Astoria facilities, the resolution of a consent order for water intake at the Arthur Kill facility, and completing remediation-related requirements under the Connecticut Transfer Act. During the years 1999 and 2000, NRG Northeast recorded approximately $0.1 million and $3.0 million of expenditures related to environmental matters, respectively.

     In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. As of December 31, 2000, NRG Northeast has established such accruals in the amount of approximately $6.0 million. Such accruals primarily include estimated costs associated with remediation. NRG Northeast has not used discounting in determining its accrued liabilities for environmental remediation and no claims for possible recovery from third party issuers or other parties related to environmental costs have been recognized in NRG Northeast's consolidated financial statements. NRG Northeast adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimatable, or when current remediation estimates are adjusted to reflect new information.

EMPLOYEES

     NRG Northeast has no employees. The operating employees at NRG Northeast facilities are employees of the respective subsidiaries of NRG Operating Services that have contracted to operate each facility. Many of the operating employees of the respective operator subsidiaries were employed by the previous owner of that facility. All of the facilities (other than the Middletown facility) are staffed by a combination of union and non-union employees. The Middletown facility is staffed completely by non-union employees. With respect to union employees, all such employees are covered by current labor agreements with the relevant union, which agreements have varying expiration dates. To date, there are no unresolved arbitrations filed by employees at any of NRG Northeast's facilities.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this annual report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. While NRG Northeast believes that the expectations expressed in such forward-looking statements are reasonable, it can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

     - Economic conditions including inflation rates;

     - Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG Northeast has a financial interest;

     - Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

     - Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

     - Availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, NRG Northeast or any of its subsidiaries; or security ratings;

     - Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

     - Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

     - Volatility of energy prices in a deregulated market environment;

     - Increased competition in the power generation industry;

     - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

     - Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

     - Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

     - Limitations on NRG Northeast's ability to control the development or operation of projects in which the Company has less than 100% interest;

     - The lack of operating history at development projects, the lack of NRG Northeast's operating history at the projects not yet owned and the limited operating history at the remaining projects provide only a limited basis for management to project the results of future operations;

     - Risks associated with timely completion of projects under construction, including obtaining competitive contracts, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG Northeast's control;

     - The failure to timely satisfy the closing conditions contained in the definitive agreements for the acquisitions of projects subject to definitive agreements but not yet closed, many of which are beyond NRG Northeast's control;

     - Factors challenging the successful integration of projects not previously owned or operated by NRG Northeast, including the ability to obtain operating synergies;

     - Changes in government regulation or the implementation of government regulations, including pending changes within or outside of California as a result of the California energy crisis, which could adversely affect the continued deregulation of the electric industry;

     - Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

     NRG Northeast undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause NRG

Northeast's actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-K should not be construed as exhaustive.

ITEM 2 -- PROPERTIES

     Listed below are descriptions of NRG Northeast's interests in facilities, operations or projects under construction as of December 31, 2000.

            INDEPENDENT POWER PRODUCTION AND COGENERATION FACILITIES

                                              TOTAL
                                 DATE OF     CAPACITY
NAME AND LOCATION OF FACILITY  ACQUISITION     (MW)          FUEL TYPE       POWER PURCHASER
-----------------------------  -----------   --------        ---------       ---------------
Somerset, Massachusetts....    April, 1999       229             Coal/Oil    EUA/NEPOOL/ISO-NE
Arthur Kill, New York......     June, 1999       842      Natural Gas/Oil                NYISO
Huntley, New York..........     June, 1999       760                 Coal           NIMO/NYISO
Astoria Gas Turbines, New
  York.....................     June, 1999       614      Natural Gas/Oil                NYISO
Dunkirk, New York..........     June, 1999       600                 Coal           NIMO/NYISO
Oswego, New York...........     Oct., 1999     1,700      Natural Gas/Oil           NIMO/NYISO
Middletown, Connecticut....     Dec., 1999       856      Natural Gas/Oil   NEPOOL/NYPP/ISO-NE
Montville, Connecticut.....     Dec., 1999       498      Natural Gas/Oil   NEPOOL/NYPP/ISO-NE
Devon, Connecticut.........     Dec., 1999       401      Natural Gas/Oil   NEPOOL/NYPP/ISO-NE
Norwalk, Connecticut.......     Dec., 1999       353                  Oil   NEPOOL/NYPP/ISO-NE
Connecticut Jet Power,
  Connecticut..............     Dec., 1999       127                  Oil   NEPOOL/NYPP/ISO-NE

ITEM 3 -- LEGAL PROCEEDINGS

FORTISTAR CAPITAL V. NRG ENERGY

     In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy, asserting claims for injunctive relief and for damages as a result of NRG Energy's alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility.

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

     A temporary injunction hearing was held on September 27, 1999. The acquisition of the Oswego facility was closed on October 22, 1999, following notification to the court of Oswego Power LLC's and Niagara Mohawk Power Corporation's intention to close on that date. On January 14, 2000, the court denied Fortistar's request for a temporary injunction. In April and December 2000, NRG Energy filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in January 2001. A ruling on these motions has not yet been issued. NRG Energy intends to continue to vigorously defend the suit and believes Fortistar's complaint to be without merit. No trial date has been set.

NEW YORK DEPARTMENT OF ENVIRONMENTAL CONSERVATION NOTICE OF VIOLATION

     On May 25, 2000, the New York Department of Environmental Conservation issued a Notice of Violation to NRG Energy and NiMo, the prior owner, of the Huntley and Dunkirk facilities relating to physical changes made at those facilities prior to NRG Energy's assumption of ownership. The Notice of Violation alleges that these changes represent major modifications undertaken without obtaining the required permits. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments, and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, if these facilities did not comply with the applicable permit requirements, NRG Energy could be required, among other things, to install specified pollution control technology to further reduce air emissions from the Dunkirk and Huntley facilities and NRG Energy could become subject to fines and penalties after assuming ownership. NRG Energy is currently in settlement discussions with the Department of Environmental Conservation and the State Attorney General's office.

NEW YORK INDEPENDENT SYSTEM OPERATOR PRICE LIMITATIONS

     On May 31, 2000, FERC approved a request of the NY ISO to impose price limitations on one ancillary service, Ten Minute Non-synchronized Reserves, on a prospective basis only, effective March 28, 2000, the date the NY ISO began capping bids for that service. FERC rejected the NY ISO's request for authority to adjust the market-clearing prices for that service on a retroactive basis. The NYISO has sought reconsideration of the FERC Order.

     On September 21, 2000, Dunkirk Power LLC (Dunkirk), Huntley Power LLC (Huntley) and Oswego Harbor Power LLC (Oswego) filed an action before FERC seeking its declaration that they are entitled to pay NiMo wholesale prices for the power consumed at their respective generating facilities, rather than paying for such station power at retail rates as NiMo alleges is required. On September 28, 2000, NiMo filed separate actions against Dunkirk, Huntley and Oswego in the State Supreme Court of New York, seeking in total, payment of approximately $7.0 million, which NiMo asserts is due under such retail tariff. The FERC rendered a decision on March 14, 2001 determining that certain types of station use power are not subject to retail tariffs and granting some of the relief sought by Dunkirk, Huntley and Oswego. Legal counsel is evaluating the impact of the ruling on the merits of the NiMo litigation.

     There are no other material legal proceedings pending, to which NRG Northeast or any of its subsidiaries is a party. There are no material legal proceedings to which an officer or director of NRG Northeast is a party or has a material interest adverse to us. There are no other material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG Northeast is or would be a party.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the shares of NRG Northeast as it is an indirect wholly-owned subsidiary of NRG Energy.

     In connection with the formation of NRG Northeast, on April 29, 1999, NRG Northeast issued to NRG Eastern LLC and Northeast Generation Holding LLC 500 membership units in exchange for $500.00. The units were issued under an exemption from the Securities Act under Rule 506 of Regulation D.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions I(2)(a) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company's revenue and expense items for the year ended December 31, 2000 with the period April 27, 1999 (inception) through December 31, 1999.

                             RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE PERIOD APRIL 27, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

REVENUES

     For the year ended December 31, 2000, revenues were $1,121.8 million, an increase of $863.2 million over the period April 27, 1999 (inception) through December 31, 1999, or 333.8%. Revenues for the year ended December 31, 2000 consisted of sales from short-term spot and bilateral agreements and long-term transition or capacity agreements, which represent approximately 49.6% of total revenues. Revenues increased during the year ended December 31, 2000 as compared to the period April 27, 1999 (inception) through December 31, 1999, primarily due to increased sales from generally all facilities. The increase in sales is primarily a result of 1999 being NRG Northeast's initial year of operations, which was only a partial year. NRG Northeast was established in April 1999 and completed the acquisition of its electric generating facilities throughout the later portion of 1999, resulting in the year 2000 as being NRG Northeast's first full year of operations.

OPERATING COSTS

     Operating costs for the year ended December 31, 2000 were $700.6 million an increase of $547.6 million over the period April 27, 1999 (inception) through December 31, 1999, or 357.9%. Operating costs for the year ended December 31, 2000, represented approximately 62.5% of total revenues. Operating costs consisted of expenses for fuel, and plant operations and maintenance. The primary reason for the $547.6 million increase in operating costs is a result of 1999 being NRG Northeast's initial year of operations, which was only a partial year. NRG Northeast was established in April 1999 and completed the acquisition of its electric generating facilities throughout the later portion of 1999, resulting in the year 2000 as being NRG Northeast's first full year of operations. The components of operating costs are as follows.

     Fuel expense for the year ended December 31, 2000 was $457.5 million an increase of $379.0 million over the period April 27, 1999 (inception) through December 31, 1999, or 482.8%. Fuel expense included $115.5 million of coal, $156.1 million of natural gas and $185.9 million of fuel oil, diesel and other related costs. Fuel expense for the year ended December 31, 2000, represented approximately 40.8% of total revenues. Coal, natural gas and fuel oil, diesel and other related costs increased $54.2 million, $142.0 million and $182.8 million over the period April 27, 1999 (inception) through December 31, 1999, respectively.

     Plant operations and maintenance expense for the year ended December 31, 2000 was $243.1 million an increase of $174.9 million over the period April 27, 1999 (inception) through December 31, 1999, or 256.5%. Plant operations and maintenance expense for the year ended December 31, 2000, represented 21.7% of total revenues. Plant operations and maintenance included labor and benefits under operating service agreements of $64.8 million, maintenance parts, supplies and services of $101.8 million and property taxes and other expenses of $76.5 million, for the year ended December 31, 2000. Labor and benefits, maintenance parts, supplies and services and property taxes and other expenses increased $45.7 million, $80.3 million and $48.9 million over the period April 27, 1999 (inception) through December 31, 1999, respectively.

DEPRECIATION

     Depreciation costs were $47.8 million for the year ended December 31, 2000 an increase of $30.7 million over 1999, or 180.5%. The depreciation expense was primarily related to the acquisition costs of the facilities, which are being depreciated over twenty-five to thirty years. The primary reason for the $30.7 million increase in depreciation and amortization costs is a result of 1999 being NRG Northeast's initial year of operations, which was only a partial year.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses were $27.9 million for the year ended December 31, 2000 an increase of $20.0 million over the period April 27, 1999 (inception) through December 31, 1999, or 256.4%. General and administrative expenses for the year ended December 31, 2000, represented approximately 2.5% of total revenues. General and administrative expenses include costs for outside legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits incurred under operating service agreements. The primary reason for the $20.0 million increase in general and administrative expenses is a result of 1999 being NRG Northeast's initial year of operations, which was only a partial year.

INTEREST EXPENSE

     Interest expense for the year ended December 31, 2000 was $62.3 million, an increase of $35.9 million over the period April 27, 1999 (inception) through December 31, 1999, or 135.9%. Interest expense for the year ended December 31, 2000 included $58.8 million of interest and $3.5 million of amortization of deferred financing costs. The interest expense for 2000 primarily relates to $750 million of senior secured bonds issued on February 22, 2000 to refinance the Company's short-term project borrowings and for certain other purposes. The primary reason for the $35.9 million increase in interest expense is a result of 1999 being NRG Northeast's initial year of operations, which was only a partial year.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires NRG Northeast to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

     SFAS No. 133 will apply to NRG Northeast's energy and energy related commodities financial instruments, long-term power sales contracts and long-term gas purchase contracts used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories.

     NRG Northeast has adopted SFAS No. 133 effective January 1, 2001. The effect of adopting SFAS No. 133 was as follows:

     - A one-time after-tax unrealized gain of $7.7 million recorded to other accumulated comprehensive income related to the initial adoption of SFAS No. 133 during the quarter ended March 31, 2001, and

     - Increased volatility in future earnings is possible due to the impact of market fluctuations on derivative instruments used by NRG Northeast.

REGULATORY ISSUES

     The independent system operators who oversee most of the wholesale power markets in which NRG Northeast operates have in the past imposed, and may in the future continue to impose, price limitations and other mechanisms to address some of the volatility in these markets. These types of price limitations and other mechanisms may adversely impact the profitability of NRG Northeast's generation facilities that sell energy into the wholesale power markets. Given the extreme volatility and lack of meaningful long-term price history in many of these markets, NRG Northeast cannot quantify the impact on profitability with any certainty.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     NRG Northeast primarily has fixed rate debt outstanding as of December 31, 2000. As a result, NRG Northeast is not significantly exposed to losses due to fluctuations in interest rates.

COMMODITY PRICE RISK

     NRG Northeast is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. To manage earnings volatility associated with these commodity price risks, NRG Northeast, through its affiliate NRG Power Marketing, enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps.

     Through NRG Power Marketing, NRG Northeast utilizes a "Value-at-Risk" (VAR) model to determine the maximum potential three-day loss in the fair value of the commodity price related financial instruments. The VAR for NRG Northeast assumes a 95% confidence interval and reflects NRG Northeast's merchant strategy, the generation assets, load obligations and bilateral physical and financial transactions of NRG Northeast. The volatility estimate is based on a lognormal calculation of closing prices for the latest 30 days for forward markets where NRG Northeast has exposure. This model encompasses the NEPOOL and NYPP generating regions.

     The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model is approximately $112.7 million for the year ended December 31, 2000.

CREDIT RISK

     NRG Northeast is exposed to credit risk in its risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance by a counterparty of its contractual obligations. Through NRG Energy's Treasury department, NRG Northeast maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes in scope of operations. NRG Energy conducts standard credit reviews for all of its counterparties. NRG Northeast does not believe its exposure to credit risk is significant.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of NRG Northeast Generating LLC as of December 31, 2000 and 1999, and for the years then ended together with the Report of Independent Accountants are included in this Form 10-K on the pages indicated below:

                                                                PAGE NO.
                                                                --------
Report of Independent Accountants...........................       15
Consolidated Balance Sheet..................................       16
Consolidated Statement of Operations........................       17
Consolidated Statement of Cash Flows........................       18
Consolidated Statement of Member's Equity...................       19
Notes to Consolidated Financial Statements..................       20
Schedule II, Valuation and Qualifying Accounts..............       28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Committee of
NRG Northeast Generating LLC:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NRG Northeast Generating LLC and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and the period from April 27, 1999 (inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Minneapolis, MN
March 2, 2001

                          NRG NORTHEAST GENERATING LLC

                           CONSOLIDATED BALANCE SHEET
                         AT DECEMBER 31, 2000 AND 1999

                                                                   2000          1999
                                                                   ----          ----
                                                                     (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $    2,444    $   10,551
  Accounts receivable, net of allowance for doubtful
     accounts of $8,165 and $0..............................       157,660       100,428
  Inventory.................................................       107,859       108,262
  Prepaid expenses..........................................        20,697        21,686
                                                                ----------    ----------
       Total current assets.................................       288,660       240,927
Property, plant and equipment, net..........................     1,427,078     1,460,483
Deferred financing costs, net...............................         9,616         3,228
Other assets net of accumulated amortization of $870 and
  $0........................................................        25,130            --
                                                                ----------    ----------
Total assets................................................    $1,750,484    $1,704,638
                                                                ==========    ==========
LIABILITIES AND MEMBER'S EQUITY
Liabilities:
  Current portion of long-term debt.........................    $   90,000    $   35,766
  Accounts payable..........................................         3,914         2,876
  Accounts payable -- affiliates............................       146,894        52,232
  Accrued interest..........................................         2,551         1,125
  Accrued fuel and purchased power expense..................        38,386        26,007
  Other accrued liabilities.................................        49,607        12,920
                                                                ----------    ----------
       Total current liabilities............................       331,352       130,926
  Long-term debt............................................       610,000       646,564
  Other long-term liabilities...............................        20,817            --
                                                                ----------    ----------
       Total liabilities....................................       962,169       777,490
Commitments and contingencies
Member's equity.............................................       788,315       927,148
                                                                ----------    ----------

       Total liabilities and member's equity................    $1,750,484    $1,704,638
                                                                ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          NRG NORTHEAST GENERATING LLC

                      CONSOLIDATED STATEMENT OF OPERATIONS
    FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM APRIL 27, 1999
                        (INCEPTION) TO DECEMBER 31, 1999

                                                                   2000         1999
                                                                   ----         ----
                                                                    (IN THOUSANDS)
Revenues....................................................    $1,121,798    $258,574
Operating costs.............................................       700,577     152,986
                                                                ----------    --------
       Operating margin.....................................       421,221     105,588
Depreciation................................................        47,762      17,026
General and administrative expenses.........................        27,854       7,805
                                                                ----------    --------
       Income from operations...............................       345,605      80,757
Interest expense............................................        62,296      26,410
                                                                ----------    --------
Net income..................................................    $  283,309    $ 54,347
                                                                ==========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          NRG NORTHEAST GENERATING LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
    FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM APRIL 27, 1999
                        (INCEPTION) TO DECEMBER 31, 1999

                                                                  2000          1999
                                                                  ----          ----
                                                                     (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income................................................    $ 283,309    $    54,347
  Adjustments to reconcile net income to net cash provided
     by
     operating activities:
     Depreciation...........................................       47,762         17,026
     Amortization of deferred financing costs...............        3,509          3,664
     Changes in assets and liabilities:
       Accounts receivable..................................      (57,232)       (97,763)
       Inventories..........................................          403        (10,704)
       Prepaid expenses.....................................          989        (10,420)
       Accounts payable.....................................        1,038          2,876
       Accounts payable -- affiliates.......................      104,137         22,690
       Accrued interest.....................................        1,426          1,125
       Accrued fuel and purchased power expense.............       12,379         26,007
       Other accrued liabilities............................       36,687          5,061
       Other assets and liabilities.........................       (4,313)            --
                                                                ---------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      430,094         13,909
                                                                ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition, net of liabilities assumed..........           --     (1,519,365)
  Proceeds from disposition of property and equipment.......          768             22
  Capital expenditures......................................      (24,600)       (32,254)
                                                                ---------    -----------
NET CASH USED IN INVESTING ACTIVITIES.......................      (23,832)    (1,551,597)
                                                                ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance...............................      750,000        682,330
  Contributions from member.................................           --        872,801
  Distributions to member...................................     (422,142)            --
  Principal payments on long-term debt......................     (732,330)            --
  Deferred financing costs..................................       (9,897)        (6,892)
                                                                ---------    -----------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES...     (414,369)     1,548,239
                                                                ---------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........       (8,107)        10,551
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............       10,551             --
                                                                ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $   2,444    $    10,551
                                                                =========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid (net of amount capitalized).................    $  57,361    $    21,786

   The accompanying notes are an integral part of the consolidated financial statements.

                          NRG NORTHEAST GENERATING LLC

                   CONSOLIDATED STATEMENT OF MEMBER'S EQUITY
    FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM APRIL 27, 1999
                        (INCEPTION) TO DECEMBER 31, 1999

                                                                (IN THOUSANDS)
                                                                --------------
Balance, April 27, 1999 (inception).........................      $      --
Contributions from member...................................        872,801
Net income..................................................         54,347
                                                                  ---------
Balance, December 31, 1999..................................        927,148
Distributions to member.....................................       (422,142)
Net income..................................................        283,309
                                                                  ---------
Balance, December 31, 2000..................................      $ 788,315
                                                                  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          NRG NORTHEAST GENERATING LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NRG Northeast Generating LLC ("the Company" or "NRG Northeast"), a wholly-owned indirect subsidiary of NRG Energy, Inc. ("NRG"), owns electric power generation plants in the northeastern region of the United States. The Company was formed for the purpose of financing, acquiring, owning, operating and maintaining, through its subsidiaries and affiliates the facilities owned by Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Connecticut Jet Power LLC, Devon Power LLC, Dunkirk Power LLC, Huntley Power LLC, Middletown Power LLC, Montville Power LLC, Norwalk Harbor Power LLC, Oswego Harbor Power LLC and Somerset Power LLC.

     As of December 31, 1999, the Company held a 99% interest in Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Dunkirk Power LLC, Huntley Power LLC, Oswego Harbor Power LLC and Somerset Power LLC. Northeast Generating Holding LLC and NRG Eastern LLC each held a minority interest of 0.5% in Arthur Kill Power LLC ("Arthur Kill Power"), Astoria Gas Turbine Power LLC ("Astoria Gas Turbine Power"), Dunkirk Power LLC, Huntley Power LLC ("Huntley Power"), Oswego Harbor Power LLC ("Oswego Power") and Somerset Power LLC.

     NRG Connecticut Generating LLC, a wholly-owned subsidiary of NRG, owned 100% of Connecticut Jet Power LLC, Devon Power LLC, Middletown Power LLC, Montville Power LLC and Norwalk Harbor Power LLC.

     Effective January 1, 2000, the minority ownership interests held by Northeast Generating Holding LLC and NRG Eastern LLC as well as the ownership interests held by NRG Connecticut Generating LLC were transferred to the Company. Since all assets and operations were under common ownership and control since April 27, 1999 (inception), the consolidated financial statements have been presented on a combined basis without minority interest.

     Additional information regarding the Company can be found in NRG Energy's Form 10-K for the twelve months ended December 31, 2000.

1. BUSINESS DEVELOPMENTS

     In April 1999, the Somerset facility was acquired for approximately $55 million from Montaup Electric Company ("MEC"). The Somerset facility, located in Somerset, Massachusetts, includes two coal-fired generating facilities and two aeroderivative combustion turbine peaking units having a capacity of 229 MW.

     In June 1999, the Huntley and Dunkirk facilities were acquired from Niagara Mohawk Power Corporation ("NiMo") for approximately $355 million. The two coal-fired facilities are located near Buffalo, New York, and have a combined capacity of 1,360 MW.

     In June 1999, the Arthur Kill and the Astoria facilities were acquired for approximately $505 million from the Consolidated Edison Company of New York, Inc. ("ConEd"). These facilities, which are located in Staten Island and Queens, New York, have a combined capacity of 1,456 MW.

     In October 1999, the 1,700 MW capacity oil and gas-fired Oswego facility was acquired for approximately $85 million from NiMo and Rochester Gas and Electric Corporation. The facility is located in Oswego, New York.

     In December 1999, affiliates of the Company acquired four fossil fuel electric generating stations and six remote gas turbines having an aggregate capacity of 2,235 MW from Connecticut Light & Power Company ("CL&P") for approximately $460 million, plus adjustments for working capital. These facilities are located in Connecticut.

                          NRG NORTHEAST GENERATING LLC

     During 1999, the Company purchased the above mentioned facilities for an aggregate purchase price of $1.5 billion. The acquisitions were accounted for as purchases of assets in the following manner:

                                                                (IN THOUSANDS)
                                                                --------------
Aggregate purchase price of net assets......................      $1,519,365

     The aggregate purchase price was allocated among the assets acquired and liabilities assumed in the following amounts:

                                                                (IN THOUSANDS)
                                                                --------------
Assets:
  Cash......................................................      $    2,665
  Inventory.................................................          97,447
  Other current assets......................................          11,266
  Property, plant and equipment.............................       1,445,386
                                                                  ----------
     Total assets...........................................       1,556,764
Liabilities:
  Accounts payable -- affiliates............................          29,543
  Other current liabilities.................................           7,856
                                                                  ----------
     Total liabilities......................................          37,399
                                                                  ----------
Net assets acquired.........................................      $1,519,365
                                                                  ==========

     Pro forma information has not been presented for the assets acquired in 1999 due to the fact that the assets acquired do not constitute businesses under the United States Securities and Exchange Commission Rule 11-01(d) of Regulation S-X.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries (referred to collectively herein as the Company). All significant intercompany transactions and balances have been eliminated in consolidation. Accounting policies for all of the Company's operations are in accordance with accounting principles generally accepted in the United States of America.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers cash and cash equivalents to include cash and short-term investments with original maturities of three months or less.

INVENTORY

     Inventory consists of spare parts, coal, fuel oil and kerosene and is stated at the lower of weighted average cost or market (Note 5).

                          NRG NORTHEAST GENERATING LLC

DERIVATIVE FINANCIAL INSTRUMENTS

     Hedge accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge, with respect to the hedged item. If a derivative ceased to meet the criteria for deferral, any gains or losses would be currently recognized in income. The Company does not hold or issue derivative financial instruments for trading purposes.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Facilities, machinery and equipment.........................    25 to 30 years
Office furnishings and equipment............................     3 to 10 years

     At December 31, 2000 and 1999, property, plant and equipment consisted of the following:

                                                           2000             1999
                                                           ----             ----
                                                              (IN THOUSANDS)
Facilities, machinery and equipment.................    $1,425,274       $1,398,166
Land................................................        51,917           53,009
Construction in progress............................        13,234           25,764
Office furnishings and equipment....................         1,441              570
Accumulated depreciation............................       (64,788)         (17,026)
                                                        ----------       ----------
Property, plant and equipment, net..................    $1,427,078       $1,460,483
                                                        ==========       ==========

DEFERRED FINANCING COSTS

     Deferred financing costs at December 31, 2000 and 1999 consisted of the following:

                                                                2000         1999
                                                                ----         ----
                                                                 (IN THOUSANDS)
Deferred financing costs...................................    $9,957       $6,892
Accumulated amortization...................................      (341)      (3,664)
                                                               ------       ------
Net deferred financing costs...............................    $9,616       $3,228
                                                               ======       ======

     Deferred financing costs consist of legal and other costs incurred by the Company to obtain short and long-term financing. These costs are being amortized over the terms of the related debt.

OTHER ASSETS

     Other assets are comprised of prepaid transmission costs pursuant to a long-term contract. These amounts are being amortized over the life of the contract, which is 30 years. At December 31, 2000, accumulated amortization of other assets was $869,756.

REVENUE RECOGNITION

     Revenues from the sale of electricity are recorded based upon the output delivered and capacity provided at rates as specified under contract terms or prevailing market rates. Revenues and related costs under cost reimbursable contract provisions are recorded as costs are incurred.

                          NRG NORTHEAST GENERATING LLC

POWER MARKETING ACTIVITIES

     The Company's subsidiaries have entered into contracts with a marketing affiliate for the sale of energy, capacity and ancillary services produced by these subsidiaries, which enables the affiliate to engage in forward sales and hedging transactions to manage the subsidiaries' electricity price exposure. Net gains or losses on hedges by the marketing affiliate, which are physically settled, are recognized in the same manner as the hedged item. The Company receives the net transaction price on all contracts that are physically settled by its marketing affiliate.

INCOME TAXES

     The Company has been organized as a Limited Liability Company (LLC). Therefore, federal and state income taxes are assessed at the member level. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

     At December 31, 2000 and 1999, the accompanying financial statements report a balance of $1,427,078 and $1,460,483, respectively, for net property, plant and equipment. The tax basis of this property is estimated to be $1,304,841 and $1,377,804 as of December 31, 2000 and 1999, respectively. The primary difference is due to accelerated tax depreciation.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedging assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

     SFAS No. 133 will apply to the Company's energy and energy related commodities financial instruments, long-term power sales contracts and long-term gas purchase contracts used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories. SFAS No. 133 will also apply to various interest rate swaps used to mitigate the risks associated with movements in interest rates.

     The Company has adopted SFAS No. 133 effective January 1, 2001. The effect of adopting SFAS No. 133 was as follows:

     - A one-time after-tax unrealized gain of $7.7 million recorded to other accumulated comprehensive income related to the initial adoption of SFAS No. 133 during the quarter ended March 31, 2001, and

     - Increased volatility in future earnings is possible due to the impact of market fluctuations on derivative instruments used by the Company.

3. SHORT-TERM BORROWINGS

     On February 21, 2001, the Company renewed, for 90-days, its $50 million floating rate working capital revolving facility. The proceeds of this facility will be used to finance the Company's working capital needs. At December 31, 2000, the Company had available $50 million under this facility.

                          NRG NORTHEAST GENERATING LLC

4. LONG-TERM DEBT

     On February 22, 2000, the Company issued $750 million of senior secured bonds to refinance short-term project borrowings and for certain other purposes. The bond offering included three tranches: $320 million with an interest rate of 8.065% due in 2004; $130 million with an interest rate of 8.842% due in 2015; and $300 million with an interest rate of 9.292% due in 2024. Principal payments are made semi-annually with $90,000,000 due in 2001, $107,000,000 due in 2002,
$35,000,000 due in 2003, $38,000,000 due in 2004 and no payments due in 2005.
The remaining $430,000,000 is due between June 15, 2007 and December 15, 2024. The bonds are jointly and severally guaranteed by each of NRG Northeast's existing and future subsidiaries. The bonds are secured by a security interest in NRG Northeast's membership or other ownership interests in the guarantors and its rights under all intercompany notes between NRG Northeast and the guarantors. At December 31, 2000, there remains $700 million of outstanding bonds. The Company used $646.6 million of the proceeds to repay short-term borrowings outstanding at December 31, 1999; accordingly $646.6 million of short-term debt has been reclassified as long-term debt based on the refinancing.

5. INVENTORY

     At December 31, 2000 and 1999, inventory, which is stated at the lower of weighted average cost or market, consisted of:

                                                             2000           1999
                                                             ----           ----
                                                               (IN THOUSANDS)
Fuel oil...............................................    $ 47,616       $ 35,773
Spare parts............................................      55,277         55,198
Coal...................................................       3,435         15,497
Kerosene...............................................       1,523          1,395
Other..................................................           8            399
                                                           --------       --------
Total..................................................    $107,859       $108,262
                                                           ========       ========

6. RELATED PARTY TRANSACTIONS

     The Company's subsidiaries have entered into power sales and agency agreements with NRG Power Marketing Inc., a wholly-owned subsidiary of NRG. The agreements are effective until December 31, 2030. Under the agreements, NRG Power Marketing Inc. will (i) have the exclusive right to manage, market and sell all power not otherwise sold or committed to or by such subsidiaries, (ii) procure and provide to such subsidiaries all fuel required to operate their respective facilities and (iii) market, sell and purchase all emission credits owned, earned or acquired by such subsidiaries. In addition, NRG Power Marketing Inc. will have the exclusive right and obligation to effect the direction of the power output from the facilities.

     Under the agreements, NRG Power Marketing Inc. pays to the subsidiaries gross receipts generated through sales, less costs incurred by NRG Power Marketing Inc. relative to its providing services (e.g. transmission and delivery costs, fuel cost, taxes, employee labor, contract services, etc.).

     During 2000 and 1999, the Company recorded gross receipts less costs incurred from NRG Power Marketing Inc. totaling $666.4 million and $174.8 million, respectively.

     The Company has no employees and has entered into operation and maintenance agreements with subsidiaries of NRG Operating Services, Inc., a wholly-owned subsidiary of NRG ("NRG Operating Services"). The agreements are effective for five years, with options to extend beyond five years. Under the agreements, the NRG Operating Services company operator operates and maintains its respective facility, including (i) coordinating fuel delivery, unloading and inventory,
(ii) managing facility spare parts, (iii) meeting external performance standards for transmission of electricity, (iv) providing operating and

                          NRG NORTHEAST GENERATING LLC
maintenance consulting and (v) cooperating with and assisting the Company in performing the Company's obligations under agreements related to its facilities.

     Under the agreements, the operator will be reimbursed for usual and customary costs related to providing the services including plant labor and other operating costs. A demobilization payment will be made if the subsidiary elects not to renew the agreement. There are also incentive fees and penalties based on performance under the approved operating budget, the heat rate and safety.

     During 2000 and 1999, the Company incurred operating and maintenance costs billed from NRG Operating Services Inc. totaling $174.4 million and $42.7 million, respectively.

     The Company's subsidiaries have entered into agreements with NRG for corporate support and services. The agreements are perpetual in term, unless terminated in writing by a subsidiary. Under the agreements, NRG will provide services, as requested, in areas such as human resources, accounting, finance, treasury, tax, office administration, information technology, engineering, construction management, environmental, legal and safety. Under the agreements, NRG is paid for personnel time as well as out-of-pocket costs.

     During 2000 and 1999, the Company paid NRG approximately $3.0 million and $1.0 million, respectively, for corporate support and services.

7. SALES TO SIGNIFICANT CUSTOMERS

     During 2000, sales to three customers accounted for 39.9%, 22.0% and 11.2% of total revenues. During 1999, sales to three customers accounted for 35.0%, 33.0% and 17.6% of total revenues. During 1999, the Company entered into transition agreements with these customers providing for the sale of energy, capacity and other ancillary services generated from certain electric generating facilities recently acquired from these customers and others. These agreements generally range from four to ten years in duration.

8. DERIVATIVE FINANCIAL INSTRUMENTS

     During the third quarter of 1999, the Company entered into $600 million of "treasury locks," at various interest rates, which expired in February 2000. The current market value of these hedges totaled approximately $19.2 million at December 31, 1999. These treasury locks were an interest rate hedge for the Company's bond offering that was completed on February 22, 2000. Upon termination of the treasury locks, the Company realized a gain of $21.4 million which was deferred and is being amortized into income over the term of the related bonds. The proceeds of this bond offering were used to pay down borrowings under the Company's existing short-term credit facility (Notes 3 and 4).

     Management believes that the Company's exposure to credit risk due to nonperformance by the counterparties to its hedging contracts is insignificant, based on the investment grade rating of the counterparties.

9. CONTINGENT REVENUES

     As of December 31, 2000, the Company had approximately $13.1 million of disputed revenues. The Company is actively pursuing resolution and/or collection of these amounts. The contingent revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured.

                          NRG NORTHEAST GENERATING LLC

10. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

     Environmental laws and/or regulations derived there from generally require air emissions and water discharges to meet specified limits. They also impose potential joint and several liability, with regard to fault, on entities responsible for certain releases of hazardous substances to manage such materials properly and to clean up property affected by their production and discharge. The Company expects to spend approximately $51.2 million for capital expenditures between 2001 and 2005 for environmental compliance, which includes the possible installation of Nitrogen oxides (NOx) control technology at the Somerset facility, resolution of consent orders for remediation at the Arthur Kill and Astoria facilities, the resolution of a consent order for water intake at the Arthur Kill facility, and completing remediation-related requirements under the Connecticut Transfer Act. During the years 2000 and 1999, the Company recorded approximately $3.0 million and $0.1 million of expenditures related to environmental matters.

     In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. As of December 31, 2000 and 1999 the Company has established such accruals in the amount of approximately $6.0 million. Such accruals primarily include estimated costs associated with remediation. The Company has not used discounting in determining its accrued liabilities for environmental remediation and no claims for possible recovery from third party issuers or other parties related to environmental costs have been recognized in the Company's consolidated financial statements. The Company adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimatable, or when current remediation estimates are adjusted to reflect new information.

CONTRACTUAL COMMITMENTS

     During 1999, NRG Energy acquired the Huntley and Dunkirk generating facilities from Niagara Mohawk Power Corporation ("NiMo"). In connection with this acquisition, NRG Energy entered into a four-year agreement with NiMo that requires NRG Energy to provide to NiMo pursuant to a predetermined schedule fixed quantities of energy and capacity at a fixed price.

     During 1999, NRG Energy acquired certain generating facilities from Connecticut Light and Power Company ("CL&P"). NRG also entered into a four-year standard offer agreement that requires NRG Energy to provide to CL&P a portion of its load requirements through the year 2003 at a substantially fixed rate.

     Oswego Power has entered into a 4-year transition power sales contract with NiMO in order to hedge NiMO's transition to market rates. Under the agreement, NiMO will pay to Oswego Power a fixed monthly price plus start up fees for the right to claim, at a specified delivery point(s), the installed capacity of unit 5 and for the right to exercise an option for an additional 350 MW of installed capacity.

     NRG Power Marketing has entered into a wholesale standard offer service agreement with Blackstone Valley Electric Company, Eastern Edison Company and Newport Electric Corporation (collectively the EUA Company's). Under the agreement, NRG Power Marketing is obligated to provide each of the EUA Company's with firm all-requirements electric service, including capacity, energy, reserves, line losses and related services necessary to serve the aggregate load attributable to retail customers taking standard offer service. The price the EUA Company's pay to NRG Power Marketing for each unit of electricity is a fixed price plus a fuel adjustment factor.

LITIGATION

     In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief

                          NRG NORTHEAST GENERATING LLC
and for damages as a result of its alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility.

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

     On May 25, 2000 the New York Department of Environmental Conservation issued a Notice of Violation to NRG Energy and the prior owner of the Huntley and Dunkirk facilities relating to physical changes made at those facilities prior to NRG Energy's assumption of ownership. The Notice of Violation alleges that these changes represent major modifications undertaken without obtaining the required permits. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments, and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, if these facilities did not comply with the applicable permit requirements, NRG Energy could be required, among other things, to install specified pollution control technology to further reduce air emissions from the Dunkirk and Huntley facilities and NRG Energy could become subject to fines and penalties associated with the current and prior operation of the facilities. NRG Energy is currently in settlement discussions with the Department of Environmental Conservation and the State Attorney General's office.

REGULATORY ISSUE

     On March 30, 2000, the Company received notification from the New York Independent System Operator (NYISO) of its petition to the Federal Energy Regulatory Commission (FERC) to place a $2.52 per megawatt hour market cap on ancillary service revenues. The NYISO also requested authority to impose this cap on a retroactive basis to March 1, 2000.

     On May 31, 2000, the FERC approved the NYISO's request to impose price limitations on one ancillary service, Ten Minute Non-Synchronized (TMNSR) on a prospective basis only, effective March 28, 2000. The FERC rejected the NYISO's request for authority to adjust the market-clearing prices for TMNSR on a retroactive basis. As a result of the FERC order, (unless the NYISO or other party successfully appeals the order), the Company will retain approximately $8.0 million of revenues collected in February 2000. The Company has included in revenues, but has not yet collected for March 2000, approximately $8.2 million, which has been fully reserved for as of December 31, 2000.

                          NRG NORTHEAST GENERATING LLC

                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

COLUMN A                                     COLUMN B       COLUMN C ADDITIONS         COLUMN D       COLUMN E
--------                                     --------     -----------------------      --------       --------
                                            BALANCE AT    CHARGED TO   CHARGED TO                    BALANCE AT
                                           BEGINNING OF   COSTS AND      OTHER                         END OF
DESCRIPTION                                   PERIOD       EXPENSES     ACCOUNTS      DEDUCTIONS       PERIOD
-----------                                ------------   ----------   ----------     ----------     ----------
                                                                                         (A)
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts, deducted
  from accounts receivable in the balance
  sheet:
  2000...................................     $   --        $8,165       $   --         $   --         $8,165
  1999...................................         --            --           --             --             --

Note: (a) Amounts determined not to be collectible, net of recoveries.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Consolidated Financial Statements
        Included in Part II.

(a)(2)  Supplemental Financial Statement Schedules

            Exhibit 99.1 contains the financial statements of Dunkirk Power LLC

            Exhibit 99.2 contains the financial statements of Huntley Power LLC

            Exhibit 99.3 contains the financial statements of Arthur Kill Power LLC

            Exhibit 99.4 contains the financial statements of Middletown Power
            LLC

            Exhibit 99.5 contains the financial statements of Astoria Gas Turbine Power LLC

            All other financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

(a)(3) Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  3.1     Certificate of Formation of NRG Northeast Generating LLC.+
  3.2     Limited Liability Company Agreement of NRG Northeast
          Generating LLC.+
  3.3     Certificate of Formation of Arthur Kill Power LLC.+
  3.4     Limited Liability Company Agreement of Arthur Kill Power
          LLC.+
  3.5     Certificate of Formation of Astoria Gas Turbine Power LLC.+
  3.6     Limited Liability Company Agreement of Astoria Gas Turbine
          Power LLC.+
  3.7     Certificate of Formation of Connecticut Jet Power LLC.+
  3.8     Limited Liability Company Agreement of Connecticut Jet Power
          LLC.+
  3.9     Certificate of Formation of Devon Power LLC.+
  3.10    Limited Liability Company Agreement of Devon Power LLC.+
  3.11    Certificate of Formation of Dunkirk Power LLC.+
  3.12    Limited Liability Company Agreement of Dunkirk Power LLC.+
  3.13    Certificate of Formation of Huntley Power LLC.+
  3.14    Limited Liability Company Agreement of Huntley Power LLC.+
  3.15    Certificate of Formation of Middletown Power LLC.+
  3.16    Limited Liability Company Agreement of Middletown Power
          LLC.+
  3.17    Certificate of Formation of Montville Power LLC.+
  3.18    Limited Liability Company Agreement of Montville Power LLC.+
  3.19    Certificate of Formation of Norwalk Power LLC.+
  3.20    Limited Liability Company Agreement of Norwalk Power LLC.+
  3.21    Certificate of Formation of Oswego Harbor Power LLC.+
  3.22    Limited Liability Company Agreement of Oswego Harbor Power
          LLC.+
  3.23    Certificate of Formation of Somerset Power LLC.+
  3.24    Limited Liability Company Agreement of Somerset Power LLC.+
  4.1     Indenture, dated as of February 22, 2000, among NRG
          Northeast Generating LLC, the Guarantors party thereto and
          The Chase Manhattan Bank, as Trustee, relating to the Senior
          Secured Bonds.+
  4.2     First Supplemental Indenture, dated as of February 22, 2000, among NRG Northeast Generating LLC, the Guarantors party
          thereto and The Chase Manhattan Bank, as Trustee, relating to the 8.065% Series A Senior Secured Bonds due 2004, 8.842
          Series B Senior Secured Bonds due 2015 and 9.292% Series C
          Senior Secured Bonds due 2024.+

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  4.3     Form of certificate of 8.065% Series A Senior Secured Bonds due 2004 (included in Exhibit 4.2).+
  4.4     Form of certificate of 8.842% Series B Senior Secured Bonds due 2015 (included in Exhibit 4.2).+
  4.5     Form of certificate of 9.292% Series C Senior Secured Bonds due 2024 (included in Exhibit 4.2).+
  4.6     Form of certificate of 8.065% Series A-1 Senior Secured
          Bonds due 2004.+
  4.7     Form of certificate of 8.842% Series B-1 Senior Secured
          Bonds due 2015.+
  4.8     Form of certificate of 9.292% Series C-1 Senior Secured
          Bonds due 2024.+
  4.9     Exchange and Registration Rights Agreement, dated as of
          February 15, 2000, by and among NRG Northeast Generating
          LLC, the Guarantors party thereto, Chase Securities Inc. and
          Salomon Smith Barney Inc., on behalf of the Initial
          Purchasers.+
  4.10    Security Agreement, dated as of February 22, 2000, by and
          among NRG Northeast Generating LLC, the Guarantors party
          hereto and The Chase Manhattan Bank, as Trustee.+
  4.11    Security Agreement, dated as of February 22, 2000, between
          NRG Power Marketing LLC and The Chase Manhattan Bank, as
          Collateral Agent.+
 10.1     Collateral Agency and Intercreditor Agreement, dated as of
          February 22, 2000, by and among NRG Northeast Generating
          LLC, the Guarantors party thereto and The Chase Manhattan
          Bank, as Working Capital Agent, Collateral Agent and
          Trustee.+
 10.2     Working Capital Agreement, dated as of February 22, 2000, by and among NRG Northeast Generating LLC, the Guarantors party thereto and Citibank, N.A. and The Chase Manhattan Bank, as
          Working Capital Banks.+
 10.3     Indemnification Agreement, dated as of December 23, 1999, by and among NRG Energy, The Chase Manhattan Bank and Citibank,
          N.A., as Lender Representatives and the Indemnified
          Parties.+
 10.4     Indemnification Consent Agreement, dated as of February 22,
          2000, by and among NRG Energy, NRG Northeast Generating LLC, the Initial Purchasers party thereto and The Chase Manhattan
          Bank, as Trustee and Collateral Agent.+
 10.5     Restated Intercompany Note dated as of February 22, 2000 by
          Arthur Kill Power LLC in favor of NRG Northeast Generating
          LLC.+
 10.6     Restated Intercompany Note dated as of February 22, 2000 by
          Astoria Gas Turbine Power LLC in favor of NRG Northeast
          Generating LLC.+
 10.7     Restated Intercompany Note dated as of February 22, 2000 by
          Devon Power LLC in favor of NRG Northeast Generating LLC.+
 10.8     Restated Intercompany Note dated as of February 22, 2000 by
          Dunkirk Power LLC in favor of NRG Northeast Generating LLC.+
 10.9     Restated Intercompany Note dated as of February 22, 2000 by
          Huntley Power LLC in favor of NRG Northeast Generating LLC.+
 10.10    Restated Intercompany Note dated as of February 22, 2000 by
          Middletown Power LLC in favor of NRG Northeast Generating
          LLC.+
 10.11    Restated Intercompany Note dated as of February 22, 2000 by
          Montville Power LLC in favor of NRG Northeast Generating
          LLC.+
 10.12    Restated Intercompany Note dated as of February 22, 2000 by
          Norwalk Power LLC in favor of NRG Northeast Generating LLC.+
 10.13    Restated Intercompany Note dated as of February 22, 2000 by
          Oswego Harbor Power LLC in favor of NRG Northeast Generating
          LLC.+
 10.14    Restated Intercompany Note dated as of February 22, 2000 by
          Somerset Power LLC in favor of NRG Northeast Generating
          LLC.+
 10.15    Working Capital Intercompany Note dated as of February 22,
          2000 by each of the Guarantors in favor of NRG Northeast
          Generating LLC.+

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.16    Funds Administration Agreement, dated as of February 22,
          2000, by and among NRG Northeast Generating LLC and the
          Guarantors party thereto.+
 10.17    Power Sales and Agency Agreement dated as of June 25, 1999 between NRG Power Marketing, Inc. and Arthur Kill Power
          LLC.+
 10.18    Power Sales and Agency Agreement dated as of June 25, 1999 between NRG Power Marketing, Inc. and Astoria Gas Turbine
          Power LLC.+
 10.19    Power Sales and Agency Agreement dated as of December 15,
          1999 between NRG Power Marketing, Inc. and Connecticut Jet
          Power LLC.+
 10.20    Power Sales and Agency Agreement dated as of December 15,
          1999 between NRG Power Marketing, Inc. and Devon Power LLC.+
 10.21    Power Sales and Agency Agreement dated as of June 11, 1999 between NRG Power Marketing, Inc. and Dunkirk Power LLC.+
 10.22    Power Sales and Agency Agreement dated as of June 11, 1999 between NRG Power Marketing, Inc. and Huntley Power LLC.+
 10.23    Power Sales and Agency Agreement dated as of December 15,
          1999 between NRG Power Marketing, Inc. and Middletown Power
          LLC.+
 10.24    Power Sales and Agency Agreement dated as of December 15,
          1999 between NRG Power Marketing, Inc. and Montville Power
          LLC.+
 10.25    Power Sales and Agency Agreement dated as of December 15,
          1999 between NRG Power Marketing, Inc. and Norwalk Power
          LLC.+
 10.26    Power Sales and Agency Agreement dated as of October 22,
          1999 between NRG Power Marketing, Inc. and Oswego Harbor
          Power LLC.+
 10.27    Amended and Restated Power Sales and Agency Agreement dated as of July 15, 1999 between NRG Power Marketing, Inc. and
          Somerset Power LLC.+
 10.28    Operation and Maintenance Agreement dated as of June 25,
          1999 between NRG Arthur Kill Operations, Inc. and Arthur
          Kill Power LLC.+
 10.29    Operation and Maintenance Agreement dated as of June 25,
          1999 between NRG Astoria Gas Turbine Operations, Inc. and
          Astoria Gas Turbine Power LLC.+
 10.30    Operation and Maintenance Agreement dated as of December 15,
          1999 between NRG Middletown Operations, Inc. and Connecticut
          Jet Power LLC.+
 10.31    Operation and Maintenance Agreement dated as of December 15,
          1999 between NRG Devon Operations, Inc. and Devon Power
          LLC.+
 10.32    Operation and Maintenance Agreement dated as of June 11,
          1999 between NRG Dunkirk Operations, Inc. and Dunkirk Power
          LLC.+
 10.33    Operation and Maintenance Agreement dated as of June 11,
          1999 between NRG Huntley Operations, Inc. and Huntley Power
          LLC.+
 10.34    Operation and Maintenance Agreement dated as of December 15,
          1999 between NRG Middletown Operations, Inc. and Middletown
          Power LLC.+
 10.35    Operation and Maintenance Agreement dated as of December 15,
          1999 between NRG Montville Operations, Inc. and Montville
          Power LLC.+
 10.36    Operation and Maintenance Agreement dated as of December 15,
          1999 between NRG Norwalk Harbor Operations, Inc. and Norwalk
          Power LLC.+
 10.37    Operation and Maintenance Agreement dated as of October 22,
          1999 between NRG Oswego Harbor Power Operations, Inc. and
          Oswego Harbor Power LLC.+
 10.38    Amended and Restated Operation and Maintenance Agreement
          dated as of July 15, 1999 between NRG Somerset Operations,
          Inc. and Somerset Power LLC.+
 10.39    Corporate Services Agreement between NRG Energy, Inc. and
          Arthur Kill Power LLC dated as of June 25, 1999.+
 10.40    Corporate Services Agreement between NRG Energy, Inc. and
          Astoria Gas Turbine Power LLC dated as of June 25, 1999.+
 10.41    Corporate Services Agreement between NRG Energy, Inc. and
          Connecticut Jet Power LLC dated as of December 15, 1999.+

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.42    Corporate Services Agreement between NRG Energy, Inc. and
          Devon Power LLC dated as of December 15, 1999.+
 10.43    Corporate Services Agreement between NRG Energy, Inc. and
          Dunkirk Power LLC dated as of June 11, 1999.+
 10.44    Corporate Services Agreement between NRG Energy, Inc. and
          Huntley Power LLC dated as of June 11, 1999.+
 10.45    Corporate Services Agreement between NRG Energy, Inc. and
          Middletown Power LLC dated as of December 15, 1999.+
 10.46    Corporate Services Agreement between NRG Energy, Inc. and
          Montville Power LLC dated as of December 15, 1999.+
 10.47    Corporate Services Agreement between NRG Energy, Inc. and
          Norwalk Power LLC dated as of December 15, 1999.+
 10.48    Corporate Services Agreement between NRG Energy, Inc. and
          Oswego Harbor Power LLC dated as of October 22, 1999.+
 10.49    Amended and Restated Corporate Services Agreement between
          NRG Energy, Inc. and Somerset Power LLC dated as of July 15,
          1999.+
 10.50    Transition Capacity Agreement between Arthur Kill Power LLC and Consolidated Edison Company of New York, Inc. dated as of June 25, 1999, incorporated by reference to Exhibit 10.30 to NRG Energy, Inc.'s Form 10Q for the quarter ended June
          30, 1999.
 10.51    Transition Capacity Agreement between Astoria Gas Turbine
          Power LLC and Consolidated Edison Company of New York, Inc.
          dated as of June 25, 1999, incorporated by reference to
          Exhibit 10.29 to NRG Energy, Inc.'s Form 10Q for the quarter ended June 30, 1999.
 10.52    [Swap] Master Agreement dated as of June 11, 1999 between
          Niagara Mohawk Power Corporation and NRG Power Marketing,
          Inc., incorporated by reference to Exhibit 10.34 to NRG
          Energy, Inc.'s Form 10Q for the quarter ended September 30,
          1999.
 10.53    Transition Power Purchase Agreement (Huntley 65 or 66
          Secondary Call) between Niagara Mohawk Power Corporation and
          Huntley Power LLC dated as of June 11, 1999.+
 10.54    Transition Power Purchase Agreement (Huntley Power LLC --
          Call) between Niagara Mohawk Power Corporation and Huntley
          Power LLC dated as of June 11, 1999, incorporated by
          reference to Exhibit 10.24 to NRG Energy, Inc.'s Form 10Q
          for the quarter ended June 30, 1999.
 10.55    Wholesale Standard Offer Service Agreement among Blackstone
          Valley Electric Company, Eastern Edison Company, Newport
          Electric Corporation and NRG Power Marketing Inc. dated as of October 13, 1998 (incorporated by reference to Exhibit
          10.18 to NRG Energy, Inc.'s Form 10Q for the quarter ended
          June 30, 1999), as amended by First Amendment to Wholesale
          Standard Offer Service Agreement dated as of January 15,
          1999 (incorporated by reference to Exhibit 10.20 to NRG
          Energy, Inc.'s Form 10Q for the quarter ended June 30,
          1999).
 10.56    Transition Power Purchase Agreement between Niagara Mohawk
          Power Corporation and Oswego Harbor Power LLC dated as of
          April 1, 1999, as amended by Transition Power Purchase 1st
          Amendment between Niagara Mohawk Power Corporation and
          Oswego Harbor Power LLC dated as of July 21, 1999 and 2nd
          Amendment between Niagara Mohawk Power Corporation and
          Oswego Harbor Power LLC dated as of October 19, 1999.+
 10.57    Standard Offer Service Wholesale Sales Agreement between The
          Connecticut Light and Power Company and NRG Power Marketing,
          Inc. dated as of October 29, 1999, incorporated by reference to Exhibit 10.35 to NRG Energy, Inc.'s Form 10Q for the
          quarter ended September 30, 1999.
 10.58    Site Agreement between Niagara Mohawk Power Corporation and
          Huntley Power LLC dated as of May 11, 1999.+
 10.59    Site Agreement between Niagara Mohawk Power Corporation and
          Dunkirk Power LLC dated as of May 11, 1999.+
 10.60    Site Agreement between Niagara Mohawk Power Corporation and
          Oswego Harbor Power LLC dated as of August 19, 1999.+

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.61    Arthur Kill Continuing Site Agreement between Consolidated
          Edison Company of New York, Inc. and NRG Energy, Inc. dated as of January 27, 1999.+
 10.62    Astoria Gas Turbine Continuing Site Agreement between
          Consolidated Edison Company of New York, Inc. and NRG
          Energy, Inc. dated as of January 27, 1999.+
 10.63    Interconnection Agreement between Niagara Mohawk Power
          Corporation and Huntley Power LLC dated as of April 14,
          1999.+
 10.64    Interconnection Agreement between Niagara Mohawk Power
          Corporation and Dunkirk Power LLC dated as of April 14,
          1999.+
 10.65    Interconnection Agreement between Niagara Mohawk Power
          Corporation and Oswego Harbor Power LLC dated as of July 30,
          1999.+
 10.66    Interconnection Agreement between The Connecticut Light and
          Power Company and NRG Energy, Inc. dated as of July 1,
          1999.+
 10.67    Interconnection Agreement between Montaup Electric Company and NRG Energy, Inc. dated as of October 13, 1998.+
 10.68    Generating Plant and Gas Turbine Asset Purchase and Sale
          Agreement for Arthur Kill Generating Plants located at
          Staten Island, Richmond County, New York and Astoria Gas
          turbines located at Astoria, Queens County, New York between
          Consolidated Edison Company of New York, Inc. and NRG
          Energy, Inc. dated as of January 27, 1999, incorporated by reference to Exhibit 10.21 to NRG Energy, Inc.'s Form 10Q
          for the quarter ended June 30, 1999.
 10.69    Asset Purchase Agreement between Montaup Electric Company
          and NRG Energy, Inc. dated as of October 13, 1998.+
 10.70    Asset Sales Agreement between Niagara Mohawk Power
          Corporation and NRG Energy, Inc. dated as of December 23,
          1998 (incorporated by reference to Exhibit 10.19 to NRG
          Energy, Inc.'s Form 10Q for the quarter ended June 30,
          1999), as amended by Amendment to the Asset Sales Agreement dated as of June 11, 1999 (incorporated by reference to
          Exhibit 10.28 to NRG Energy, Inc.'s Form 10Q for the quarter ended June 30, 1999).
 10.71    Asset Sales Agreement among Niagara Mohawk Power
          Corporation, Rochester Gas and Electric Corporation, Oswego
          Harbor Power LLC and NRG Energy, Inc. dated as of April 1,
          1999.+
 10.72    Asset Demarcation Agreement among The Connecticut Light and
          Power Company, Connecticut Jet Power LLC, Devon Power LLC,
          Middletown Power LLC, Montville Power LLC, Norwalk Power
          LLC, NRG Devon Operations, Inc., NRG Middletown Operations,
          Inc., NRG Montville Operations, Inc., NRG Norwark Harbor
          Operations, Inc. and NRG Energy, Inc. dated as of December
          15, 1999.+
 10.73    Purchase and Sale Agreement between NRG Energy, Inc. and The
          Connecticut Light and Power Company dated as of July 1,
          1999.+
 21       Listing of Subsidiaries
 24       Powers of Attorney (included as part of signature page).
 99.1     Financial statements of Dunkirk Power LLC
 99.2     Financial statements of Huntley Power LLC
 99.3     Financial statements of Arthur Kill Power LLC
 99.4     Financial statements of Middletown Power LLC
 99.5     Financial statements of Astoria Gas Turbine Power LLC

---------------

+ Previously filed.

(b)       Reports on Form 8-K
          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NRG NORTHEAST GENERATING LLC
                                                       (Registrant)

                                          By:   /s/ CRAIG A. MATACZYNSKI
                                            ------------------------------------
                                              Craig A. Mataczynski, President

                                          By:       /s/ BRIAN B. BIRD
                                            ------------------------------------
                                                  Brian B. Bird, Treasurer
                                               (Principal Financial Officer)

Date: March 30, 2001

                               POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Craig A. Mataczynski and Brian B. Bird, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 30, 2001:

                  SIGNATURE                                              TITLE
                  ---------                                              -----

          /s/ CRAIG A. MATACZYNSKI               President, (Principal Executive Officer)
---------------------------------------------
            Craig A. Mataczynski

             /s/ BRYAN K. RILEY                  Vice President
---------------------------------------------
               Bryan K. Riley

              /s/ BRIAN B. BIRD                  Treasurer (Principal Financial Officer)
---------------------------------------------
                Brian B. Bird

              /s/ DAVID FISFIS                   Secretary
---------------------------------------------
                David Fisfis

            /s/ DAVID A. PETERSON                Management Committee Member
---------------------------------------------
              David A. Peterson

            /s/ LEONARD A. BLUHM                 Management Committee Member
---------------------------------------------
              Leonard A. Bluhm

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     An annual report will not be sent to security holders. No proxy material will be sent to security holders.