Form 10-Q
period 2001-03-31
NRG NORTHEAST GENERATING LLC
filed 2001-05-14
CIK 1114676

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended   MARCH 31, 2001          Commission File Number   333-42638
                  ---------------------                           --------------


                          NRG NORTHEAST GENERATING LLC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     41-1937472
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


901 Marquette Avenue, Suite 2300  Minneapolis, MN            55402
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:       (612) 373-5300
                                                   -----------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [X]       No  [ ]

     The Registrant meets the conditions set forth in general instruction H (1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


================================================================================

        INDEX


                                                                                  PAGE NO.
                                                                                  --------
        PART I

        Item 1    Consolidated Financial Statements and Notes

                  Consolidated Statements of Income                                   1

                  Consolidated Balance Sheets                                         2

                  Consolidated Statement of Member's Equity                           4

                  Consolidated Statements of Cash Flows                               5

                  Notes to Consolidated Financial Statements                          6

        Item 2    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 9

        Item 3    Quantitative and Qualitative Disclosures About Market Risk
                  (Omitted per general instruction H 1 (a) and (b) of Form 10-Q)     --


        PART II

        Item 1    Legal Proceedings                                                  13

        Item 6    Exhibits, Financial Statement Schedules, and Reports               14
                  on Form 8-K


        SIGNATURES                                                                   15

CONSOLIDATED STATEMENTS OF INCOME
NRG NORTHEAST GENERATING LLC


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
(In thousands)                                            2001         2000
--------------                                         -----------  -----------
                                                       (UNAUDITED)
OPERATING REVENUES
      Revenues                                          $275,732     $243,500
OPERATING COSTS AND EXPENSES
      Operating costs                                    195,389      160,710
      Depreciation                                        11,983       12,052
      General and administrative expenses                  4,181        4,351
                                                        --------     --------
OPERATING INCOME                                          64,179       66,387
                                                        --------     --------
OTHER INCOME (EXPENSE)
      Other income, net                                      590          327
      Interest expense                                   (15,291)     (17,769)
                                                        --------     --------
NET INCOME                                              $ 49,478     $ 48,945
                                                        ========     ========


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG NORTHEAST GENERATING LLC


                                                                         MARCH 31,      DECEMBER 31,
(In thousands)                                                             2001             2000
--------------                                                          -----------     ------------
                                                                        (UNAUDITED)
ASSETS
Current assets
      Cash and cash equivalents                                          $   48,567      $    2,444
      Accounts receivable, net of allowance for doubtful
           accounts of $8,165 and  $8,165                                   103,597         157,660
      Inventory                                                             124,359         107,859
      Prepaid expenses and other current assets                              21,790          20,697
      Unrealized gains on energy contracts                                   23,636              -
                                                                         ----------      ----------
            Total current assets                                            321,949         288,660
                                                                         ----------      ----------
Property, plant and equipment, net                                        1,417,793       1,427,078
Deferred finance costs, net of accumulated amortization of
  $449 and $341                                                               9,707           9,616
Other Assets, net of accumulated amortization of
  $1,087 and $870                                                            24,913          25,130
Unrealized gains on energy contracts - non-current                           69,942              --
                                                                         ----------      ----------
TOTAL ASSETS                                                             $1,844,304      $1,750,484
                                                                         ==========      ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG NORTHEAST GENERATING LLC


                                                                            MARCH 31,    DECEMBER 31,
(In thousands)                                                                2001          2000
--------------                                                             -----------   ------------
                                                                           (UNAUDITED)
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
      Current portion of long-term debt                                    $   90,000    $   90,000
      Accounts payable - trade                                                  2,960         3,914
      Accounts payable - affiliates                                           208,834       146,894
      Accrued interest                                                         17,854         2,551
      Accrued fuel and purchased power expenses                                30,557        38,386
      Other current accrued liabilities                                        49,271        49,607
                                                                           ----------    ----------
            Total current liabilities                                         399,476       331,352
Long-term debt                                                                610,000       610,000
Other long-term liabilities                                                    20,647        20,817
                                                                           ----------    ----------
            Total liabilities                                               1,030,123       962,169
Commitments and contingencies
Member's equity                                                               814,181       788,315
                                                                           ----------    ----------
TOTAL LIABILITIES AND MEMBER'S EQUITY                                      $1,844,304    $1,750,484
                                                                           ==========    ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF MEMBER'S EQUITY
NRG NORTHEAST GENERATING LLC
(UNAUDITED)


                                                                                ACCUMULATED
                                                     MEMBER                        OTHER          TOTAL
                                                  CONTRIBUTIONS/ ACCUMULATED   COMPREHENSIVE    MEMBER'S
(In thousands)                                    DISTRIBUTIONS  NET INCOME        INCOME        EQUITY
--------------                                    -------------  -----------   -------------   ---------
BALANCES AT JANUARY 1, 2000                           872,801       54,347              --     $ 927,148
Net income                                                          48,945                        48,945
Distributions to member, net                         (116,770)                                  (116,770)
                                                    ---------    ---------       ---------     ---------
BALANCES AT MARCH 31, 2000                          $ 756,031    $ 103,292       $      --     $ 859,323
                                                    =========    =========       =========     =========
BALANCES AT JANUARY 1, 2001                           450,659      337,656              --     $ 788,315
Cumulative effect upon adoption of
  SFAS No. 133                                                                      14,100        14,100
Impact of SFAS No. 133 for the period
  ending March 31, 2001                                                             78,286        78,286
Net income                                                          49,478                        49,478
Comprehensive income                                                                             141,864
Distributions to member, net                         (115,998)                                  (115,998)
                                                    ---------    ---------       ---------     ---------
BALANCES AT MARCH 31, 2001                          $ 334,661      387,134          92,386       814,181
                                                    =========    =========       =========     =========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                       --------------------------------
(In thousands)                                                            2001                 2000
--------------                                                         -----------          -----------
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                        $  49,478           $  48,945
      Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation                                                   11,983              12,052
            Amortization of deferred financing costs                          108               3,201
            Unrealized gains on energy contracts                           (1,192)                 --
        Changes in assets and liabilities:
                Accounts receivable, net                                   54,063              11,682
                Inventory                                                 (16,500)             13,442
                Prepayments and other current assets                       (1,093)             (4,042)
                Accounts payable, net                                        (954)             (1,047)
                Accounts payable-affiliates                                61,940              12,392
                Accrued interest                                           15,303               5,829
                Accrued fuel and purchased power expense                   (7,829)             10,691
                Other current liabilities                                    (336)             11,286
                Other assets and liabilities                                   47              21,491
                                                                        ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 165,018             145,922
                                                                        ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                 (2,698)             (7,317)
                                                                        ---------           ---------
NET CASH USED BY INVESTING ACTIVITIES                                      (2,698)             (7,317)
                                                                        ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                                                 --             750,000
      Repayment of short-term borrowings                                       --            (682,330)
      Distributions to member                                            (115,998)           (116,770)
      Deferred financing costs                                               (199)             (7,779)
                                                                        ---------           ---------
NET CASH USED BY FINANCING ACTIVITIES                                    (116,197)            (56,879)
                                                                        ---------           ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  46,123              81,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2,444              10,551
                                                                        ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  48,567           $  92,277
                                                                        =========           =========


See accompanying notes to consolidated financial statements.

                  NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NRG Northeast Generating LLC (the Company) owns electric power generating plants in the northeastern region of the United States. The Company was formed for the purpose of financing, acquiring, owning, operating and maintaining, through its subsidiaries, the facilities owned by Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Connecticut Jet Power LLC, Devon Power LLC, Dunkirk Power LLC, Huntley Power LLC, Middletown Power LLC, Montville Power LLC, Norwalk Harbor Power LLC, Oswego Harbor Power LLC and Somerset Power LLC. The Company is an indirect wholly owned subsidiary of NRG Energy, Inc. (NRG Energy), a Delaware corporation. Additional information regarding the Company can be found in NRG Energy's Form 10-Q for the three months ended March 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-k for the year ended December 31, 2000 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and December 31, 2000, the results of its operations for the three months ended March 31, 2001 and 2000, and its cash flows and members' equity for the three months ended March 31, 2001 and 2000.

Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or total member's equity as previously reported.

1 - SHORT TERM BORROWINGS

        On February 21, 2001, the Company renewed, for 90 days, its $50 million floating rate working capital revolving facility. The proceeds of this facility will be used to finance the Company's working capital needs. As of March 31, 2001 the Company had available $50 million under this facility. This facility will terminate on May 15, 2001.

2 - COMMITMENTS AND CONTINGENCIES

        As of March 31, 2001, the Company had approximately $10.5 million of disputed revenues. The Company is actively pursuing resolution and/or collection of these amounts. The contingent revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. At December 31, 2000, $13.1 million of disputed revenues were recorded. During the quarter ended March 31, 2001, $3.1 million of disputed revenues were resolved and $0.5 million of new disputed revenues were added.

3 - INVENTORY

        Inventory, which is stated at the lower of weighted average cost or market, consisted of:

         (IN THOUSANDS)              MARCH 31, 2001    DECEMBER 31, 2000
         --------------              --------------    -----------------
         Fuel oil                        $ 55,596            $ 47,616
         Spare parts                       55,387              55,277
         Coal                              12,080               3,435
         Kerosene                           1,285               1,523
         Other                                 11                   8
                                         --------            --------
             TOTAL                       $124,359            $107,859
                                         ========            ========

4 - PROPERTY, PLANT AND EQUIPMENT, NET

        Property, Plant and Equipment consisted of:

         (IN THOUSANDS)                          MARCH 31, 2001      DECEMBER 31, 2000
         --------------                          --------------      -----------------
         Facilities, machinery and                 $1,427,365          $1,425,274
           equipment
         Land                                          51,920              51,917
         Construction in progress                      13,829              13,234
         Office furnishings and equipment               1,450               1,441
         Accumulated depreciation                     (76,771)            (64,788)
                                                   ----------          ----------
           Property, Plant and Equipment,  net     $1,417,793          $1,427,078
                                                   ==========          ==========

5 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

         The adoption of SFAS No. 133 on January 1, 2001, resulted in an unrealized gain of $14.1 million recorded to other accumulated comprehensive income (OCI). The impact to OCI is related to previously deferred net gains on derivatives designated as cash flow hedges. During the first quarter of 2001, the Company recorded a gain of approximately $73.0 million in OCI. This gain related to favorable changes in the fair value of a long-term derivative instrument accounted for as a hedge recorded on January 1, 2001. Also during the first quarter of 2001, the Company reclassified from OCI into earnings $5.2 million of accumulated derivative losses. The net balance in OCI relating to SFAS No. 133 as of March 31, 2001 was a gain of approximately $92.3 million. Unrealized gains and losses on derivatives are recorded in other current and long-term assets and liabilities.

         The Company's earnings for the first quarter of 2001 were increased by an unrealized gain of $1.2 million relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

         SFAS No. 133 applies to the Company's energy and energy related commodities financial instruments and one long-term power sales contract used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories.

Energy and energy related commodities

         The Company is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, the Company enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by the Company are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholder's equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated and fuel is consumed. No ineffectiveness was recognized on commodity cash flow hedges during the first quarter of 2001. No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness. At March 31, 2001, the Company had various commodity related contracts extending through December 2003 and one long-term fixed-price electricity sales contract extending through 2003. The Company expects to reclassify into earnings in operating costs during the next twelve months net gains from OCI of approximately $5.4 million.

         The Company generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, within guidelines established by the board of directors and its Financial Risk Management Committee, the Company does take certain market positions. These derivatives do not qualify for hedge accounting and, accordingly, changes in the fair value are reported in earnings in revenues and operating costs. Furthermore, for various commodity derivatives considered to be economic hedges, the Company has elected not to designate them as accounting hedges due to the burdensome documentation requirements under SFAS 133. The changes in fair value of these derivatives are also reported in earnings in revenues and operating costs.

5 - REGULATORY ISSUES

        On May 31, 2000, FERC approved a request of the NYISO, to impose price limitations on one ancillary service, Ten Minute Non-synchronized Reserves, on a prospective basis only, effective March 28, 2000, the date the NY ISO began capping bids for that service. FERC rejected the NY ISO's request for authority to adjust the market-clearing prices for that service on a retroactive basis. The NYISO has sought reconsideration of the FERC Order.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


        Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations as permitted by General Instructions H (2)
(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company's revenue and expense items for the quarter ended March 31, 2001 with the quarter ended March 31, 2000.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31,
2000

OPERATING REVENUES

        For the quarter ended March 31, 2001, the Company had total revenues of $275.7 million, compared to $243.5 million for the quarter ended March 31, 2000. This represents an increase of $32.2 million or 13.2%. The increase is due to slightly higher generation levels in the first quarter of 2001, combined with higher per megawatt prices realized as compared with first quarter 2000.

OPERATING COSTS AND EXPENSES

        Operating costs were $195.4 million for the quarter ended March 31, 2001, which is an increase of $34.7 million, or 21.6% over the same period in 2000. Operating costs consisted of expenses for fuel, and plant operations and maintenance, and additionally $1.2 million of unrealized gains on energy contracts. The increase in operating costs is due to a general market increase in fuel procurement costs combined with slightly higher generating levels and its associated fuel cost as compared to the first quarter of 2000.

        Fuel expense for the quarter ended March 31, 2001 was $139.5 million, compared to $107.1 million for the quarter ended March 31, 2000. Fuel expense for the quarter ended March 31, 2001 represents 50.6% of revenues compared to 44.0% for the quarter ended March 31, 2000. This includes $36.4 million of coal, $22.0 million of natural gas and $81.1 million of fuel oil, diesel and other related costs for the quarter ended March 31, 2001.

        Plant operations and maintenance expense for the quarter ended March 31, 2001 was $57.1 million, compared to $53.4 million for the quarter ended March 31, 2000. Plant operations and maintenance expense for the quarter ended March 31, 2001 represents 20.7% of revenues and includes labor and benefits under operating service agreements of $18.1 million, maintenance parts, supplies and services of $21.6 million and property taxes and other expenses of $17.4 million, for the quarter ended March 31, 2001.

DEPRECIATION

        Depreciation costs were $12.0 million for the quarter ended March 31, 2001, which is a decrease of $0.1 million, or 0.6% from the same period in 2000. The depreciation expense was primarily related to the acquisition costs of the facilities, which are being depreciated over twenty-five to thirty years. Depreciation represents 4.3% of revenues for the quarter ended March 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $4.2 million for the quarter ended March 31, 2001, which is a decrease of $0.2 million compared to the amount recorded in the quarter ending March 31, 2000. General and administrative expenses include costs for outside legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits incurred under operating service agreements. General and administrative expenses represent 1.5% of revenues for the quarter ended March 31, 2001.

INTEREST EXPENSE

        Interest expense for the quarter ended March 31, 2001 was $15.3 million, which is a decrease of $2.5 million, or 14.0% from the same period in 2000. The interest expense relates to amortization of deferred finance costs and interest on the senior secured bonds issued on February 22, 2000. The decrease in interest expense is due primarily to the write-off, in February 2000, of the remaining unamortized deferred finance costs on short-term project borrowings coupled with a decline in average outstanding debt in the quarter ended March 31, 2001 versus the quarter ended March 31, 2000.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

         The adoption of SFAS No. 133 on January 1, 2001, resulted in an unrealized gain of $14.1 million recorded to other accumulated comprehensive income (OCI). The impact to OCI is related to previously deferred net gains on derivatives designated as cash flow hedges. During the first quarter of 2001, the Company recorded a gain of approximately $73.0 million in OCI. This gain related to favorable changes in the fair value of a long-term derivative instrument accounted for as a hedge recorded on January 1, 2001. Also during the first quarter of 2001, the Company reclassified from OCI into earnings $5.2 million of accumulated derivative losses. The net balance in OCI relating to SFAS No. 133 as of March 31, 2001 was a gain of approximately $92.3 million. Unrealized gains and losses on derivatives are recorded in other current and long-term assets and liabilities.

         The Company's earnings for the first quarter of 2001 were increased by an unrealized gain of $1.2 million relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

         SFAS No. 133 applies to the Company's energy and energy related commodities financial instruments and one long-term power sales contract used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories.

Energy and energy related commodities

         The Company is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, the Company enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by the Company are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholder's equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated and fuel is consumed. No ineffectiveness was recognized on commodity cash flow hedges during the first quarter of 2001. No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness. At March 31, 2001, the Company had various commodity related contracts extending through December 2003 and one long-term fixed-price electricity sales contract extending through 2003. The Company expects to reclassify into earnings in operating costs during the next twelve months net gains from OCI of approximately $5.4 million.

         The Company generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, within guidelines established by the board of directors and its Financial Risk Management Committee, the Company does take certain market positions. These derivatives do not qualify for hedge accounting and, accordingly, changes in the fair value are reported in earnings in revenues and operating costs. Furthermore, for various commodity derivatives considered to be economic hedges, the Company has elected not to designate them as accounting hedges due to the burdensome documentation requirements under SFAS 133. The changes in fair value of these derivatives are also reported in earnings in revenues and operating costs.

CONTINGENT REVENUES

        As of March 31, 2001, the Company had approximately $10.5 million of disputed revenues. The Company is actively pursuing resolution and/or collection of these amounts. These disputed revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. At December 31, 2000, $13.1 million of disputed revenues were recorded. During the quarter ended March 31, 2001, $3.1 million of disputed revenues were resolved, and $0.5 million of new disputed revenues were added.

FORWARD-LOOKING STATEMENTS

        Certain statements included in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. While NRG Northeast believes that the expectations expressed in such forward-looking statements are reasonable, it can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o    Economic conditions including inflation rates;

o Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where the Company has a financial interest;

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

o Availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or security ratings;

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

o    Volatility of energy prices in a deregulated market environment;

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

o Limitations on the Company's ability to control the development or operation of projects in which the Company has less than 100% interest;

o The lack of operating history at development projects, the lack of the Company's operating history at the projects not yet owned and the limited operating history at the remaining projects provide only a limited basis for management to project the results of future operations;

o Risks associated with timely completion of projects under construction, including obtaining competitive contracts, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond the Company's control;

o The failures to timely satisfy the closing conditions contained in the definitive agreements for the acquisitions of projects subject to definitive agreements but not yet closed, many of which are beyond the Company's control;

o Factors challenging the successful integration of projects not previously owned or operated by NRG Northeast, including the ability to obtain operating synergies;

o Changes in governmental regulation or the implementation of government regulations, including pending changes within or outside of California as a result of the California energy crisis, which could adversely affect the continued deregulation of the electric industry;

o Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publically disseminated written documents.

        The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause NRG Northeast's actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-Q should not be construed as exhaustive.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (PENDING FURTHER LEGAL UPDATE)

FORTISTAR CAPITAL V. NRG ENERGY

        In July, 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy, asserting claims for injunctive relief and for damages as a result of NRG Energy's alleged breach of a confidentiality letter agreement with Fortistar relating to the purchase of the Oswego facility from Niagra Mohawk Power Corporation (NiMo) and Rochester Gas and Electric Company.

        NRG Energy disputed Fortistar's allegations and has asserted numerous counterclaims. NRG Energy has counterclaimed against Fortistar for breach of contract, fraud and negligent misrepresentations and omissions, tortious interference with contract, prospective business opportunities and prospective contractual relationships, unfair competition and breach of the covenant of good faith and fair dealing. NRG Energy seeks, among other things, dismissal of Fortistar's complaint with prejudice and rescission of the letter agreement.

        A temporary injunction hearing was held in September 1999. The acquisition of the Oswego facility was closed in October 1999, following notification to the court of Oswego Power's and NiMo's intention to close on that date. In January 2000, the court denied Fortistar's request for a temporary injunction. In April and December, 2000, NRG Energy filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in January 2001, and in April 2001, A number of Fortistar's claims were dismissed. No trial date has been set in respect of the remaining claims. NRG Energy intends to continue to vigorously defend the suit and believes Fortistar's complaint to be without merit.

NEW YORK DEPARTMENT OF ENVIRONMENTAL CONSERVATION NOTICE OF VIOLATION

        On May 25, 2000, the New York Department of Environmental Conservation issued a Notice of Violation to NRG Energy and the prior owner of the Huntley and Dunkirk facilities relating to physical changes made at those facilities prior to NRG Energy's assumption of ownership. The Notice of Violation alleges that these changes represent major modifications undertaken without obtaining the required permits. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments, and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, if these facilities did not comply with the applicable permit requirements, NRG Energy could be required, among other things, to install specified pollution control technology to further reduce air emissions from the Dunkirk and Huntley facilities and NRG Energy could become subject to fines and penalties after assuming ownership. NRG Energy is currently in settlement discussions with the Department of Environmental Conservation and the States Attorney General's office.

STATION USE POWER

        On September 21, 2000, Dunkirk Power LLC (Dunkirk), Huntley Power LLC (Huntley) and Oswego Harbor Power LLC (Oswego) filed an action before FERC seeking its declaration that they are entitled to pay NiMo wholesale prices for the power consumed at their respective generating facilities, rather than paying for such station power at retail rates, as NiMo alleges is required. On September 28, 2000, NiMo filed separate actions against Dunkirk, Huntley and Oswego in the State Supreme Court of New York, seeking in total, payment of approximately $7.0 million, which NiMo asserts is due under such retail tariff. The FERC rendered a decision on March 14, 2001, determining that certain types of station use power are not subject to retail tariffs and granting some relief sought by Dunkirk, Huntley and Oswego. Legal counsel is evaluating the impact of the ruling on the merits of the NiMo litigation.

         There are no other material legal proceedings pending, to which the Company or any of its subsidiaries is a party. There are no legal proceedings to which an officer or director is a party in which an officer or director or has a material interest adverse to the Company. There are no other material administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies to which the Company is or would be a party.

    PART II - OTHER INFORMATION


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)     EXHIBITS

        None

(B)     REPORTS ON FORM 8-K:

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NRG Northeast Generating LLC
                                       -----------------------------------------
                                       (Registrant)


                                       /s/ Craig A. Mataczynski
                                       -----------------------------------------
                                           Craig A. Mataczynski, President

                                       /s/ Brian B. Bird
                                       -----------------------------------------
                                           Brian B. Bird, Treasurer
                                           (Principal Financial Officer)


Date:       May 14, 2001
     -----------------------------