Form 10-Q
period 2001-06-30
NRG NORTHEAST GENERATING LLC
filed 2001-08-14
CIK 1114676

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934


     Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934


For Quarter Ended  JUNE 30, 2001              Commission File Number   333-42638
                  --------------                                      ----------


                          NRG NORTHEAST GENERATING LLC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              41-1937472
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


901 Marquette Avenue, Suite 2300  Minneapolis, MN                  55402
-------------------------------------------------               ----------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (612) 373-5300
                                                    ---------------------


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

                          Yes   X       No
                             ------       ------

        The Registrant meets the conditions set forth in general instruction H
(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


================================================================================

INDEX
--------------------------------------------------------------------------------

                                                                                  PAGE NO.
                                                                                  --------
        PART I

        Item 1    Consolidated Financial Statements and Notes

                  Consolidated Statements of Income                                   1

                  Consolidated Balance Sheets                                         2

                  Consolidated Statements of Member's Equity                          4

                  Consolidated Statements of Cash Flows                               5

                  Notes to Consolidated Financial Statements                          6

        Item 2    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 8

        Item 3    Quantitative and Qualitative Disclosures About Market Risk
                  (Omitted per general instruction H 1 (a) and (b) of form 10-Q)     --

        PART II

        Item 1    Legal Proceedings                                                  13

        Item 6    Exhibits, Financial Statement Schedules, and Reports               14
                  on Form 8-K



        SIGNATURES                                                                   15

CONSOLIDATED STATEMENTS OF INCOME
NRG NORTHEAST GENERATING LLC
(UNAUDITED)

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                   ---------------------   --------------------
(In thousands)                                        2001        2000       2001        2000
-----------------------------------------------------------------------------------------------
OPERATING REVENUES
      Revenues                                     $ 270,819   $ 284,054  $ 546,551   $ 527,554
OPERATING COSTS AND EXPENSES
      Operating costs                                221,531     190,004    416,920     350,714
      Depreciation and amortization                   12,332      11,994     24,315      24,046
      General and administrative expenses              4,927       4,351      9,108       8,702
                                                   --------------------------------------------
OPERATING INCOME                                      32,029      77,705     96,208     144,092
                                                   --------------------------------------------
OTHER INCOME (EXPENSE)
      Other income, net                                  701         839      1,291       1,166
      Interest expense                               (15,045)    (16,211)   (30,336)    (33,980)
                                                   --------------------------------------------
NET INCOME                                         $  17,685   $  62,333  $  67,163   $ 111,278
                                                   ============================================



See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG NORTHEAST GENERATING LLC
(UNAUDITED)

                                                                         JUNE 30,     DECEMBER 31,
(In thousands)                                                             2001           2000
---------------------------------------------------------------------------------------------------
ASSETS
Current assets
      Cash and cash equivalents                                          $    24,725    $     2,444
      Accounts receivable, net of allowance for doubtful
           accounts of $8,165 and  $8,165                                     67,928        157,660
      Inventory                                                              161,233        107,859
      Prepaid expenses and other current assets                               32,687         20,697
                                                                         --------------------------
            Total current assets                                             286,573        288,660
                                                                         --------------------------
Property, plant and equipment, net                                         1,414,230      1,427,078
Deferred finance costs, net of accumulated amortization of $549 and
$341                                                                           9,606          9,616
Other Assets, net of accumulated amortization of $1,303 and $870             113,619         25,130
                                                                         --------------------------
TOTAL ASSETS                                                             $ 1,824,028    $ 1,750,484
                                                                         ==========================




See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG NORTHEAST GENERATING LLC
(UNAUDITED)

                                                                           JUNE 30,    DECEMBER 31,
(In thousands)                                                               2001          2000
-----------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
      Current portion of long-term debt                                  $     98,500    $    90,000
      Accounts payable - trade                                                  1,914          3,914
      Accounts payable - affiliates                                           201,483        146,894
      Accrued interest                                                         14,375          2,551
      Accrued fuel and purchased power expenses                                45,575         38,386
      Other current accrued liabilities                                        43,971         49,607
                                                                         ---------------------------
            Total current liabilities                                         405,818        331,352
Long-term debt                                                                556,500        610,000
Other long-term liabilities                                                    20,495         20,817
                                                                         ---------------------------
            Total liabilities                                                 982,813        962,169
Commitments and contingencies
Member's equity                                                               841,215        788,315
                                                                         ---------------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                                    $  1,824,028    $ 1,750,484
                                                                         ===========================






See accompanying notes to consolidated financial statements.

        CONSOLIDATED STATEMENT OF MEMBER'S EQUITY
        NRG NORTHEAST GENERATING LLC
        (UNAUDITED)                                                                    ACCUMULATED
                                                             MEMBER                       OTHER          TOTAL
                                                          CONTRIBUTIONS/  ACCUMULATED  COMPREHENSIVE    MEMBER'S
        (In thousands)                                    DISTRIBUTIONS   NET INCOME       INCOME        EQUITY
        ---------------------------------------------------------------------------------------------------------
        BALANCES AT DECEMBER 31, 1999                     $   927,148            --            --     $   927,148
                                                          =======================================================
        Net income                                                 --       111,278            --         111,278
        Distributions to member, net                         (117,668)           --            --        (117,668)
                                                          -------------------------------------------------------
        BALANCES AT JUNE 30, 2000                         $   809,480    $  111,278            --     $   920,758
                                                          =======================================================

                                                          -------------------------------------------------------
        BALANCES AT DECEMBER 31, 2000                     $   450,659    $  337,656            --     $   788,315
                                                          =======================================================
        Cumulative effect upon adoption of SFAS No. 133            --            --        14,100          14,100
        Impact of SFAS No. 133 for the period ending
             June 30, 2001                                         --            --       107,637         107,637
        Net income                                                 --        67,163            --          67,163
                                                          -------------------------------------------------------
        Comprehensive income                                       --        67,163       121,737         188,900
        Distributions to member, net                         (136,000)           --            --        (136,000)
                                                          -------------------------------------------------------
        BALANCES AT JUNE 30, 2001                         $   314,659    $  404,819    $  121,737     $   841,215
                                                          =======================================================


        See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES
(UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                      ------------------------------
(In thousands)                                                           2001               2000
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                      $    67,163       $    111,278
      Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                  24,315             24,046
            Amortization of deferred financing costs                          208              3,295
            Unrealized gains on energy contracts                           37,739                 --
        Changes in assets and liabilities:
                Accounts receivable, net                                   89,732            (59,770)
                Inventory                                                 (53,374)           (20,194)
                Prepayments and other current assets                      (11,990)            (1,743)
                Accounts payable - trade                                   (2,000)              (668)
                Accounts payable-affiliates                                54,589            (46,233)
                Accrued interest                                           11,824              1,587
                Accrued fuel and purchased power expense                    7,189             25,678
                Other current liabilities                                 (10,560)            18,464
                Other assets and liabilities                                  111             21,033
                                                                      ------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 214,946             76,773
                                                                      ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                (11,467)           (15,602)
                                                                      ------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                     (11,467)           (15,602)
                                                                      ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Distributions to members                                           (136,000)          (117,668)
      Deferred finance costs                                                 (198)            (8,865)
      Proceeds from issuance of long-term debt                                 --            750,000
   Principal payments on long-term debt                                   (45,000)          (682,330)
                                                                      ------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                    (181,198)           (58,863)
                                                                      ------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  22,281              2,308
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2,444             10,551
                                                                      ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    24,725       $     12,859
                                                                      ==============================

See accompanying notes to consolidated financial statements.

                  NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NRG Northeast Generating LLC (the Company) owns electric power generating plants in the northeastern region of the United States. The Company was formed for the purpose of financing, acquiring, owning, operating and maintaining, through its subsidiaries, the facilities owned by Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Connecticut Jet Power LLC, Devon Power LLC, Dunkirk Power LLC, Huntley Power LLC, Middletown Power LLC, Montville Power LLC, Norwalk Harbor Power LLC, Oswego Harbor Power LLC and Somerset Power LLC. The Company is an indirect wholly owned subsidiary of NRG Energy, Inc. (NRG Energy), a Delaware corporation. Additional information regarding the Company can be found in NRG Energy's Form 10-Q for the six months ended June 30, 2001.

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

        In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2001 and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows and members' equity for the six months ended June 30, 2001 and 2000.

1 - SHORT TERM BORROWINGS

        On February 21, 2001, the Company renewed, for 90-days, its $50 million floating rate working capital revolving facility. As of May 22, 2001, the facility expired with no outstanding balance and was not renewed by the Company.

2 - COMMITMENTS AND CONTINGENCIES

        As of June 30, 2001, the Company had approximately $10.5 million of disputed revenues. The Company is actively pursuing resolution and/or collection of these amounts. The contingent revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. At December 31, 2000, $13.1 million of disputed revenues were recorded. During the six months ended June 30, 2001, $3.1 million of disputed revenues were collected and recognized, and $0.5 million of new disputed revenues were added.

3 - INVENTORY

        Inventory, which is stated at the lower of weighted average cost or market, consisted of:

         (IN THOUSANDS)              JUNE 30, 2001     DECEMBER 31, 2000
                                     -----------------------------------
         Fuel oil                    $       80,254      $       47,616
         Spare parts                         55,687              55,277
         Coal                                22,967               3,435
         Kerosene                             1,273               1,523
         Natural Gas                          1,045                  --
         Other                                    7                   8
                                     ----------------------------------
             TOTAL                   $      161,233       $     107,859
                                     ==================================

4 - PROPERTY, PLANT AND EQUIPMENT, NET

        Property, Plant and Equipment consisted of:

         (IN THOUSANDS)                        JUNE 30, 2001     DECEMBER 31, 2000
                                             --------------------------------------
         Facilities, machinery and
                equipment                       $   1,436,490      $    1,425,274
         Land                                          51,920              51,917
         Construction in progress                      14,293              13,234
         Office furnishings and equipment                 630               1,441
         Accumulated depreciation                     (89,103)            (64,788)
                                             ------------------------------------
            Property, Plant and Equipment,
                net                             $   1,414,230      $    1,427,078
                                             ====================================

5 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

        During the three and six month periods ended June 30, 2001, the Company recorded a gain in OCI of approximately $28.5 million and $101.5 million, respectively. These gains related to favorable changes in fair values of the derivatives accounted for as hedges recorded on January 1, 2001. Also during the three and six month periods ended June 30, 2001, the Company reclassified from OCI into earnings $(0.9) million and $(6.1) million, respectively, of accumulated net derivative losses. The net balance in OCI relating to SFAS No. 133 as of June 30, 2001 was a gain of approximately $121.7 million. Unrealized gains and losses on derivatives are recorded in other current and long-term assets and liabilities.

        The Company's earnings for the three and six month periods ended June 30, 2001 were decreased by an unrealized loss of $38.9 million and $37.7 million, respectively, relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

        SFAS No. 133 applies to the Company's energy and energy related commodities financial instruments and one long-term power sales contract used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories.

    Energy and energy related commodities

        The Company is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, the Company enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by the Company are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholder's equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated, fuel is consumed etc. No ineffectiveness was recognized on commodity cash flow hedges during the three and six month periods ended June 30, 2001. No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness. At June 30, 2001, the Company had various commodity related contracts extending through December 2003 and one long-term fixed-price electricity sales contract extending through 2003. The Company expects to reclassify into earnings during the next twelve months net gains from OCI of approximately $37.9 million.

6 - REGULATORY ISSUES

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------




                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations as permitted by General Instructions H (2)
(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company's revenue and expense items for the quarter and six months ended June 30, 2001 with the quarter and six months ended June 30, 2000.

                              RESULTS OF OPERATIONS

        FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

OPERATING REVENUES

        For the six months ended June 30, 2001, the Company had total revenues of $546.6 million, compared to $527.6 million for the six months ended June 30, 2000. This represents an increase of $19.0 million or 3.6%. The increase is due to higher per megawatt prices realized in the first six months of 2001 as compared with the same period in 2000, offset to a lesser extent, by slightly lower generation levels in the six months of 2001 as compared to the same period in 2000.

OPERATING COSTS AND EXPENSES

        Operating costs were $416.9 million for the six months ended June 30, 2001, which is an increase of $66.2 million, or 18.9% over the same period in 2000. Operating costs consisted of expenses for fuel, and plant operations and maintenance. The increase in operating costs is due primarily to $37.7 million of unrealized losses on energy contracts during the six months ended June 30, 2001. The remainder of the increase is due to a general market increase in fuel procurement costs and increased maintenance expense for scheduled plant outages during the first half of 2001 as compared to the same period in 2000.

        Fuel expense for the six months ended June 30, 2001 was $256.9 million, compared to $238.2 million for the six months ended June 30, 2000. Fuel expense for the six months ended June 30, 2001 represents 47.0% of revenues. This includes $64.9 million of coal, $73.9 million of natural gas and $118.1 million of fuel oil, diesel and other related costs for the six months ended June 30, 2001.

        Plant operations and maintenance expense for the six months ended June 30, 2001 was $122.3 million, compared to $112.5 million for the six months ended June 30, 2000. Plant operations and maintenance expense for the six months ended June 30, 2001 represents 22.2% of revenues and includes labor and benefits under operating service agreements of $35.7 million, maintenance parts, supplies and services of $51.5 million and property taxes and other expenses of $35.1 million, for the six months ended June 30, 2001.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization costs were $24.3 million for the six months ended June 30, 2001, which is a increase of 1.1% from the same period in 2000. The depreciation expense was primarily related to the acquisition costs of the facilities, which are being depreciated over twenty-five to thirty years.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $9.1 million for the six months ended June 30, 2001, which is an increase of 4.7% over the six months ending June 30, 2000. General and administrative expenses include costs for outside legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits incurred under operating service agreements. General and administrative expenses represent 1.7% of revenues for the six months ended June 30, 2001.

INTEREST EXPENSE

        Interest expense for the six months ended June 30, 2001 was $30.3 million, which is a decrease of $3.6 million, or 10.7% from the same period in 2000. The interest expense relates to amortization of deferred finance costs and interest on the $750 million of senior secured bonds issued on February 22, 2000. The decrease in interest expense is due primarily to the write-off, in February 2000, of the remaining unamortized deferred finance costs on short-term project borrowings coupled with a decline in average outstanding debt in the six months ended June 30, 2001 versus the six months ended June 30, 2000.

                              RESULTS OF OPERATIONS

           FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000

OPERATING REVENUES

        For the quarter ended June 30, 2001, the Company had total revenues of $270.8 million, compared to $284.1 million for the quarter ended June 30, 2000. This represents a decrease of $13.3 million or 4.7%. The decrease is due to 15.6% reduction in generation levels in the second quarter of 2001 due to cooler temperatures and thus lower electricity demand partially offset by higher per megawatt prices realized, as compared to the second quarter of 2000.

OPERATING COSTS AND EXPENSES

        Operating costs were $221.5 million for the quarter ended June 30, 2001, which is an increase of $31.5 million, or 16.6% over the same period in 2000. Operating costs consisted of expenses for fuel, and plant operations and maintenance. The increase in operating costs is due primarily to $38.9 million of unrealized losses on energy contracts during the six months ended June 30, 2001.

        Fuel expense for the quarter ended June 30, 2001 was $117.3 million, compared to $131.1 million for the quarter ended June 30, 2000. Fuel expense for the quarter ended June 30, 2001 represents 43.3% of revenues. This includes $28.4 million of coal, $51.9 million of natural gas and $37.0 million of fuel oil, diesel and other related costs for the quarter ended June 30, 2001. The decrease in fuel costs is due to lower generating levels during the three months ended June 30, 2001.

        Plant operations and maintenance expense for the quarter ended June 30, 2001 was $65.3 million, compared to $59.1 million for the quarter ended June 30, 2000. Plant operations and maintenance expense for the quarter ended June 30, 2001 represents 24.1% of revenues and includes labor and benefits under operating service agreements of $17.7 million, maintenance parts, supplies and services of $29.9 million and property taxes and other expenses of $17.7 million, for the quarter ended June 30, 2001.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization costs were $12.3 million for the quarter ended June 30, 2001, which is an increase of $0.3 million, or 2.8% from the same period in 2000. The depreciation expense was primarily related to the acquisition costs of the facilities, which are being depreciated over twenty-five to thirty years.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $4.9 million for the quarter ended June 30, 2001, which is an increase of $0.6 million from the six months ending June 30, 2000. General and administrative expenses include costs for outside legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits incurred under operating service agreements. General and administrative expenses represent 1.8% of revenues for the quarter ended June 30, 2001.

INTEREST EXPENSE

        Interest expense for the quarter ended June 30, 2001 was $15.0 million, which is a decrease of $1.2 million, or 7.2% from the same period in 2000. The interest expense relates to amortization of deferred finance costs and interest on the $750 million of senior secured bonds issued on February 22, 2000. The decrease in interest expense is due to scheduled debt repayments which result in a decline in average outstanding debt in the quarter ended June 30, 2001 versus the quarter ended June 30, 2000.

ENVIRONMENTAL ISSUES

        The Massachusetts Department of Environmental Protection has recently finalized regulations requiring emissions reductions from certain coal fired power plants in the state, including NRG Energy's Somerset facility. The new rules impose phased deadlines for achieving annual and monthly emission rate reductions of SO2 and nitrogen oxides (NOx). NRG Energy believes that the new regulations require it by October 1, 2006 to reduce annual SO2 emission rates by about 50% of its current emission rate; by October 1, 2008, NRG Energy would be required to reduced its annual emission rates by about 75% of its current emission rate. The new regulations allow flexibility in determining how to best meet such requirements. The new rules require that NRG Energy reduce by October 1, 2006 its annual NOx emission rate by about 60% of its current emission rate. In the case of NOx, NRG Energy does not anticipate to have problems meeting monthly emission rate limits; however, to meet the monthly SO2 emission rate limits, NRG Energy will likely need to purchase more expensive fuel that has a lower sulfur content and be required to make modifications to its facilities in order to burn such fuel. The new Massachusetts regulations starting in 2006 also cap annual emissions of carbon dioxide (CO2) at historical levels and the rate at which CO2 is emitted; the new regulations allow flexibility in achieving compliance with the reductions required. The annual CO2 emission rate reduction required represents approximately a 20% decrease from current levels. NRG Energy is evaluating its compliance options under the new regulations. Such compliance could have a material adverse impact on its Massachusetts facilities.

NEW ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activity

        During the three and six month periods ended June 30, 2001, the Company recorded a gain in OCI of approximately $28.5 million and $101.5 million, respectively. These gains related to favorable changes in fair values of the derivatives accounted for as hedges recorded on January 1, 2001. Also during the three and six month periods ended June 30, 2001, the Company reclassified from OCI into earnings $(0.9) million and $(6.1) million, respectively, of accumulated net derivative losses. The net balance in OCI relating to SFAS No. 133 as of June 30, 2001 was a gain of approximately $121.7 million. Unrealized gains and losses on derivatives are recorded in other current and long-term assets and liabilities.

        The Company's earnings for the three and six month periods ended June 30, 2001 were decreased by an unrealized loss of $38.9 million and $37.7 million, respectively, relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

        SFAS No. 133 applies to the Company's energy and energy related commodities financial instruments and one long-term power sales contract used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories.

Energy and energy related commodities

        The Company is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, the Company enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by the Company are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholder's equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated, fuel is consumed etc. No ineffectiveness was recognized on commodity cash flow hedges during the three and six month periods ended June 30, 2001. No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness. At June 30, 2001, the Company had various commodity related contracts extending through December 2003 and one long-term fixed-price electricity sales contract extending through 2003. The Company expects to reclassify into earnings during the next twelve months net gains from OCI of approximately $37.9 million.

Business Combinations, Goodwill and Other Intangible Assets

        In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of SFAS No. 141 and 142 effective July 1, 2001 and January 1, 2002, respectively. The Company does not expect that the implementation of these guidelines will have a material impact on its consolidated financial position or results of operations.

CONTINGENT REVENUES

        As of June 30, 2001, the Company had approximately $10.5 million of disputed revenues. The Company is actively pursuing resolution and/or collection of these amounts. The contingent revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. At December 31, 2000, $13.1 million of disputed revenues were recorded. During the six months ended June 30, 2001, $3.1 million of disputed revenues were collected and recognized, and $0.5 million of new disputed revenues were added.

FORWARD-LOOKING STATEMENTS

        The information presented in this Form 10-Q includes forward-looking statements in addition to historical information. These Statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as "may," "expects," "plans," "anticipates," "believes," and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Company believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o Economic conditions including inflation rates and monetary or currency exchange rate fluctuations;

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

o Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publically disseminated written documents including NRG Northeast's Registration Statement No. 333-42638, as amended.

        NRG Northeast undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause NRG Northeast's actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10Q should not be construed as exhaustive.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

FORTISTAR CAPITAL V. NRG ENERGY

        In July, 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy, asserting claims for injunctive relief and for damages as a result of NRG Energy's alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility from Niagra Mohawk Power Corporation (NiMo) and Rochester Gas and Electric Company.

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

        A temporary injunction hearing was held on September 27, 1999. The acquisition of the Oswego facility was closed on October 22, 1999, following notification to the court of Oswego Power's and NiMo's intention to close on that date. On January 14, 2000, the court denied Fortistar's request for a temporary injunction. In April and December, 2000, NRG Energy filed a summary judgment motion to dispose of the litigation. A hearing on these motions was held in April 2001 and certain of Fortistar's claims were dismissed. A trial date in February 2002 has been set in respect of the remaining claims. NRG Energy intends to continue to vigorously defend the suit and believes Fortistar's complaint to be without merit.

NEW YORK DEPARTMENT OF ENVIRONMENTAL CONSERVATION NOTICE OF VIOLATION

        On May 25, 2000, the New York Department of Environmental Conservation issued a Notice of Violation to NRG Energy and NiMo, the prior owner of the Huntley and Dunkirk facilities relating to physical changes made at those facilities prior to NRG Energy's assumption of ownership. The Notice of Violation alleges that these changes represent major modifications undertaken without obtaining the required permits. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments, and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, if these facilities did not comply with the applicable permit requirements, NRG Energy could be required, among other things, to install specified pollution control technology to further reduce air emissions from the Dunkirk and Huntley facilities and NRG Energy could become subject to fines and penalties associated with the current and prior operation of the facilities. On May 14, 2001, NRG Energy received a notice of intent to sue from the New York Attorney General pursuant to section 304 of the Clean Air Act ("the Act") of the State's intent to file suit against NRG Energy and NiMo in federal district court for violations of the Act unless a settlement is reached within 60 days. NRG Energy is currently in settlement discussions with the Department of Environmental Conservation and the States Attorney General's office and the State has not filed suit.

        On July 13, 2001, NiMo filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy, Dunkirk Power LLC and Huntley Power LLC (collectively the "defendants"), to request a declaration by the court that, pursuant to the terms of the asset sales agreement under which NRG Energy purchased the Huntley and Dunkirk facilities from NiMo (the "ASA"), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley and Dunkirk plants imposed as a result of violations or alleged violations of environmental law.

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

        There are no other material legal proceedings pending, to which the Company is a party. There are no legal proceedings to which an officer or director is a party or has a material interest adverse to the Company. There are no other material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company is or would be a party.

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


Date:     August 14, 2001
      ------------------------------