Form 10-Q
period 2001-09-30
NRG NORTHEAST GENERATING LLC
filed 2001-11-14
CIK 1114676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended SEPTEMBER 30, 2001            Commission File Number 333-42638
                                                                       ---------


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


                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

         The Registrant meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.

PART I


Item 1       Consolidated Financial Statements and Notes

             Consolidated Statements of Income                               1

             Consolidated Balance Sheets                                     2

             Consolidated Statements of Members' Equity                      4

             Consolidated Statements of Cash Flows                           5

             Notes to Consolidated Financial Statements                      6

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10

Item 3 Quantitative and Qualitative Disclosures About Market Risk (Omitted per general instruction H 1 (a) and (b) of
             form 10-Q)                                                     --

PART II

Item 1       Legal Proceedings                                              14

Item 6       Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                    16

             Cautionary Statement Regarding Forward Looking Information     17



SIGNATURES                                                                  18

CONSOLIDATED STATEMENTS OF INCOME
NRG NORTHEAST GENERATING LLC
(UNAUDITED)


                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
(In thousands)                                         2001           2000           2001          2000
----------------------------------------------------------------------------------------------------------
OPERATING REVENUES
      Revenues from wholly-owned operations         $  352,158     $  265,687    $  898,709   $   793,241
OPERATING COSTS AND EXPENSES
      Operating costs                                  204,908        141,373       621,828       492,087
      Depreciation and amortization                     12,238         12,299        36,553        36,345
      General and administrative expenses                5,545          4,509        14,653        13,212
                                                   -------------------------------------------------------
OPERATING INCOME                                       129,467        107,506       225,675       251,597
                                                   -------------------------------------------------------
OTHER INCOME (EXPENSE)
      Other income, net                                    563            897         1,854         2,063
      Interest expense                                 (15,226)       (16,530)      (45,562)      (50,510)
                                                   -------------------------------------------------------
NET INCOME                                          $  114,804     $   91,873    $  181,967   $   203,150
                                                   =======================================================



See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG NORTHEAST GENERATING LLC

                                                                                 SEPTEMBER 30,      DECEMBER 31,
(In thousands)                                                                       2001               2000
-----------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
ASSETS
Current assets
      Cash and cash equivalents                                                $       20,036     $       2,444
      Accounts receivable, net of allowance for doubtful
           accounts of $8,165 and $8,165                                               84,401           157,660
      Inventory                                                                       147,160           107,859
      Prepaid expenses and other current assets                                        40,256            20,697
                                                                              -----------------------------------
            Total current assets                                                      291,853           288,660
                                                                              -----------------------------------
Property, plant and equipment, net                                                  1,406,021         1,427,078
Deferred finance costs, net of accumulated amortization of $650 and $341                9,506             9,616
Other Assets, net of accumulated amortization of $1,520 and $870                       93,773            25,130
                                                                              -----------------------------------
TOTAL ASSETS                                                                   $    1,801,153     $   1,750,484
                                                                              ===================================




See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG NORTHEAST GENERATING LLC

                                                                                          SEPTEMBER 30,     DECEMBER 31,
(In thousands)                                                                                2001              2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                           (UNAUDITED)
LIABILITIES AND MEMBERS' EQUITY
Current liabilities
      Current portion of long-term debt                                                  $       98,500     $     90,000
      Accounts payable - trade                                                                    2,329            3,914
      Accounts payable - affiliates                                                             348,200          146,894
      Accrued interest                                                                           30,895            2,551
      Accrued fuel and purchased power expenses                                                  23,382           38,386
      Other current accrued liabilities                                                           5,260           49,607
                                                                                         ----------------------------------
            Total current liabilities                                                           508,566          331,352
Long-term debt                                                                                  556,500          610,000
Other long-term liabilities                                                                      20,324           20,817
                                                                                         ----------------------------------
            Total liabilities                                                                 1,085,390          962,169
Commitments and contingencies
Member's equity                                                                                 715,763          788,315
                                                                                         ----------------------------------
TOTAL LIABILITIES AND MEMBERS' EQUITY                                                    $    1,801,153     $  1,750,484
                                                                                         ==================================




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
NRG NORTHEAST GENERATING LLC
(UNAUDITED)

                                                                                          ACCUMULATED
                                                          MEMBER                             OTHER             TOTAL
                                                      CONTRIBUTIONS/     ACCUMULATED     COMPREHENSIVE       MEMBER'S
(In thousands)                                         DISTRIBUTIONS     NET INCOME          INCOME           EQUITY
------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                            $   872,801      $  54,347              --        $  927,148
                                                      ------------------------------------------------------------------
Net income                                                        --        203,150              --           203,150
Distributions to member, net                                (352,142)            --              --          (352,142)
                                                      ------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2000                               520,659        257,497              --           778,156
                                                      ------------------------------------------------------------------

                                                      ------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                            $   450,659      $ 337,656              --        $  788,315
                                                      ==================================================================
Cumulative effect upon adoption of SFAS No. 133                   --             --          14,100            14,100
Impact of SFAS No. 133 for the period ending
     September 30, 2001                                           --             --          76,328            76,328
Net income                                                        --      $ 181,967              --        $  181,967
                                                      ==================================================================
Comprehensive income *                                            --        181,967          90,428           272,395
Distributions to member, net                             $  (344,947)            --              --          (344,947)
                                                      ==================================================================
BALANCES AT SEPTEMBER 30, 2001                           $   105,712      $ 519,623          90,428        $  715,763
                                                      ==================================================================




(*) Comprehensive income for the respective quarters of fiscal 2001 were as follows:

March 31, 2001                            $141,864
June 30, 2001                             $ 47,036
September 30, 2001                        $ 83,495
                                          --------
       Total                              $272,395

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES
(UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
(In thousands)                                                           2001                   2000
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $     181,967            $    203,150
      Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                  36,553                  36,345
            Amortization of deferred financing costs                          309                   3,409
            Unrealized gains on energy contracts                          (12,891)                     --
        Changes in assets and liabilities:
                Accounts receivable, net                                   73,259                  (1,235)
                Inventory                                                 (39,301)                (29,746)
                Prepayments and other current assets                      (19,559)                 (1,095)
                Accounts payable - trade                                   (1,585)                  4,781
                Accounts payable - affiliates                             201,306                  75,273
                Accrued interest                                           28,344                  18,151
                Accrued fuel and purchased power expense                  (15,004)                  6,064
                Other current liabilities                                 (10,321)                 19,391
                Other assets and liabilities                                  157                  20,836
                                                                  ------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 423,234                 355,324
                                                                  ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of plant, property and equipment                           (15,496)                (19,041)
      Proceeds from disposition of property and equipment                      --                     768
                                                                  ------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                     (15,496)                (18,273)
                                                                  ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                                                 --                 750,000
      Distributions to members                                           (344,947)               (352,142)
      Deferred financing costs                                               (199)                 (9,897)
      Principal payments on debt                                          (45,000)               (682,330)
                                                                  ------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                    (390,146)               (294,369)
                                                                  ------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  17,592                  42,682
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2,444                  10,551
                                                                  ------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     20,036            $     52,233
                                                                  ==========================================


See accompanying notes to consolidated financial statements.

                  NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NRG Northeast Generating LLC (the Company) owns electric power generating plants in the northeastern region of the United States. The Company was formed for the purpose of financing the facilities owned by its subsidiaries: Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Connecticut Jet Power LLC, Devon Power LLC, Dunkirk Power LLC, Huntley Power LLC, Middletown Power LLC, Montville Power LLC, Norwalk Harbor Power LLC, Oswego Harbor Power LLC and Somerset Power LLC. The Company is an indirect wholly owned subsidiary of NRG Energy, Inc. (NRG Energy), a Delaware corporation.

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

         In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and September 30, 2000, and its cash flows and members' equity for the nine months ended September 30, 2001 and September 30, 2000.



1 -  COMMITMENTS AND CONTINGENCIES

         As of September 30, 2001, the Company had approximately $26 million of disputed revenues. The Company is actively pursuing resolution and/or collection of these amounts. The contingent revenues relate to the interpretation of certain transition power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. At December 31, 2000, $13.1 million of disputed revenues were recorded. During the nine months ended September 30, 2001, $3.1 million of disputed revenues were collected and recognized, and $16 million of new disputed revenues were added.

2 -  INVENTORY

         Inventory, which is stated at the lower of weighted average cost or market, consisted of:


      (IN THOUSANDS)                           SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                              ------------------------------------------
      Fuel oil                                   $   73,414             $    47,616
      Spare parts                                    57,472                  55,277
      Coal                                           15,091                   3,435
      Kerosene                                          594                   1,523
      Natural Gas                                       495                      --
      Other                                             94                        8
                                                 --------------------------------------
         TOTAL                                   $  147,160             $   107,859
                                                 ======================================

3 - PROPERTY, PLANT AND EQUIPMENT, NET

         Property, Plant and Equipment consisted of:

     (IN THOUSANDS)                             SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                               ----------------------------------------

      Facilities, machinery and equipment         $  1,439,210          $   1,425,274
      Land                                              51,920                 51,917
      Construction in progress                          15,590                 13,234
      Office furnishings and equipment                     630                  1,441
      Accumulated depreciation                        (101,329)               (64,788)
                                                 --------------------------------------
         Property, Plant and Equipment, net       $  1,406,021          $   1,427,078
                                                 ======================================

4 -  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

         The adoption of SFAS No. 133 on January 1, 2001 resulted in an unrealized gain of $14.1 million recorded to other accumulated comprehensive income (OCI). During the three and nine month periods ended September 30, 2001, the Company recorded a loss and a gain in OCI of approximately $47.2 million and $54.4 million, respectively. These losses/gains related to changes in fair values of the derivatives accounted for as hedges recorded on January 1, 2001. Also during the three and nine month periods ended September 30, 2001, the Company reclassified from OCI into earnings $15.8 million and $21.9 million, respectively, of accumulated net derivative losses. As of September 30, 2001, the accumulated OCI related to SFAS No. 133 was a net gain of approximately $90.4 million. Unrealized gains and losses on derivatives are recorded in other current and long-term assets and liabilities.

         The Company's net income for the three and nine month periods ended September 30, 2001 included unrealized losses of $17.4 million and $55.2 million, respectively, relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

         SFAS No. 133 applies to the Company's energy related commodities financial instruments and one long-term power sales contract used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect the Company's investment in fuel inventories.

     Energy related commodities

         The Company is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, the Company enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by the Company are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholder's equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings, (i.e., when electricity is generated, fuel is consumed etc). No ineffectiveness was recognized on commodity cash flow hedges during the three and nine-month periods ended September 30, 2001. No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness. At September 30, 2001, the Company had various commodity related contracts extending through December 2003 and one long-term fixed-price electricity sales contract extending through 2003. The Company expects to reclassify approximately $21.3 million of net gains from OCI to earnings during the next twelve months.

         The Company generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, within guidelines established by the Board of Directors of NRG Power Marketing, an affiliate, the Company does take certain market positions. These derivatives do not qualify for hedge accounting and, accordingly, changes in the fair value are reported as cost of operations. Furthermore, for various commodity derivatives considered to be economic hedges, the Company has elected not to designate them as accounting hedges due to the burdensome documentation requirements under SFAS 133. The changes in fair value of these derivatives are also reported in cost of operations.

5 -  REGULATORY ISSUES

New England

         On April 26, 2000 the Federal Energy Regulatory Commission ("FERC") approved a change in the energy market bidding structure in New England from a one part bidding structure with hourly uplift compensation to a three part bidding system with Net Commitment Period Compensation. Under this three part bidding system a supplier submits separate bids for energy, start up costs and no load. Also under this revised bidding structure, a supplier is guaranteed of receiving an amount at least equal to the combination of its start up, no load and accepted energy bids over the course of the day when it is dispatched to run in the energy market. The impact of this change is that payments for operations dispatched out-of-merit, or from operations required to relieve transmission congestion are evaluated over a twenty four hour period and compensation is paid if the monies received from the energy market are insufficient to cover the as-bid offer. Previously, payments for out-of-merit energy was awarded on an hourly basis and therefore payments received for out-of-merit energy under three part bidding with NCPC are expected to be lower then under the previously single part bid market.

         On August 28, 2001, the FERC ruled that a capacity deficiency of $4.87 per KW per month was appropriate. The deficiency charge acts as a price cap for the Installed Capacity ("ICAP") market because load-serving entities ("LSE") that do not satisfy their ICAP purchase obligation must pay the deficiency charge. Previous to this ruling, a temporary deficiency charge of $0.17 per KW per month existed. Thus, the increase of the deficiency charge should enable NRG to sell ICAP that is not used to satisfy NRG's standard offer load obligation at a higher price.

New York

         On May 31, 2000, FERC approved a request of the New York System Operator ("NYISO") to impose price limitations on one ancillary service, Ten Minute Non Synchronized Reserves ("TMNSR") of $2.52 per MWh. This price cap remains in effect today. At that time, the NYISO also requested that FERC authorize the NYISO to retroactively adjust the market-clearing price for this ancillary service. This request was rejected by FERC. On November 7, 2001 the FERC also rejected the NYISO's rehearing request concerning the retroactive adjustment of TMNSR market clearing price. Subsequent to the order the NYISO stated that it would request FERC to stay the effect of this order and that if the stay request is rejected, it will pay the outstanding TMNSR invoices. If the stay is rejected by FERC, NRG is expected to receive approximately $ 8.1 million dollars.

         On October 31, 2001, the extension of the New York City mitigation measures to the real time market and out of merit dispatches expired Consolidated Edison of New York ("Con Ed") has requested an extension of the expanded mitigation measures, but the FERC has not acted on the request. Currently, the New York

     City mitigation measures only apply in the day-ahead market ("DAM"). The effect of the expiration of part of these mitigation measures means that in the real time market and out of merit dispatches, NRG's generating assets in New York City are subject only to the NYISO's New York state mitigation measures.

         On October 31, 2001, the automatic mitigation measure for the entire New York State DAM expired. The NYISO's request to renew these mitigation measures has not been ruled on by FERC. The automatic mitigation measures evaluates a suppliers bids to determine if (1) the bid is exceeds the suppliers' historically accepted bids (over the past 90 days) by more that $100 and (2) that there is an impact on the state-wide or a portion of the state's energy price by more than $100. If both of these occur the supplier's energy bid is reduced to the facilities historically accepted bids. The impact of the expiration of the automatic mitigation measures means that NRG and other market participants have greater flexibility in submitting bids in the DAM.

         The New York energy markets are subject to a price cap of $1000 per MWh. This cap will continue indefinitely.

         On September 4, 2001 FERC approve the request of the NYISO to revise ICAP market to one based on unforced capacity similar to the capacity market in the Pennsylvania New Jersey Maryland Interconnection. The change from a capacity market that is based on ICAP to one based on unforced capacity requires that certain New York City Capacity requirements be revised to reflect the change. Under ICAP methodology, ICAP sold by NRG and other New York City generators was capped at $105 per KW year. In the September 4th order, FERC increased the price cap to approximately $112 per KW year. Also in the order FERC reduced the amount of In-City Capacity an LSE must purchase by 8.6%. The amount of New York City capacity that can be sold as unforced capacity is dependent on the availability of the generating assets to NYISO dispatch instructions. Initially FERC reduced the amount of capacity available from New York City generation by approximately 7.1%. The effect of these changes is that the capacity price cap is higher while the amount of capacity an LSE must purchase from New York City generation and the amount of available New York City generating capacity is reduced .

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition is omitted pursuant to General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations as permitted by General Instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company's revenue and expense items for the quarter and nine months ended September 30, 2001 with the quarter and nine months ended September 30, 2000.

                              RESULTS OF OPERATIONS
                              ---------------------
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE
        -----------------------------------------------------------------
                        MONTHS ENDED SEPTEMBER 30, 2000
                        -------------------------------

OPERATING REVENUES

         For the nine months ended September 30, 2001, the Company had total revenues of $898.7 million, compared to $793.2 million for the nine months ended September 30, 2000. This represents an increase of $105.5 million or 13.3%. The increase is due to higher per megawatt prices realized in the first nine months of 2001 as compared with the same period in 2000, while generation levels were largely unchanged in the nine months of 2001 as compared to the same period in 2000.

OPERATING COSTS AND EXPENSES

         Operating costs were $621.8 million for the nine months ended September 30, 2001, which is an increase of $129.7 million, or 26.4% over the same period in 2000. Operating costs consisted of expenses for fuel, and plant operations and maintenance as well as the gain or loss on derivative instruments not accounted for as hedges in accordance with SFAS No. 133. The increase in operating costs is due primarily to $55.1 million of unrealized losses on energy contracts during the nine months ended September 30, 2001, coupled with a general market increase in fuel procurement costs and increased maintenance expense for scheduled plant outages during the first nine months of 2001 as compared to the same period in 2000.

         Fuel expense for the nine months ended September 30, 2001 was $393.5 million, compared to $326.3 million for the nine months ended September 30, 2000. Fuel expense for the nine months ended September 30, 2001 represents 43.8% of revenues. This includes $93.5 million of coal, $135.6 million of natural gas and $164.4 million of fuel oil, diesel and other related costs for the nine months ended September 30, 2001.

         Plant operations and maintenance expense for the nine months ended September 30, 2001 was $173.2 million, compared to $165.8 million for the nine months ended September 30, 2000. Plant operations and maintenance expense for the nine months ended September 30, 2001 represents 19.3% of revenues and includes labor and benefits under operating service agreements of $47.3 million, maintenance parts, supplies and services of $73.6 million and property taxes and other expenses of $52.3 million.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization costs were $36.6 million for the nine months ended September 30, 2001, which is an increase of 0.6% from the same period in 2000. The depreciation expense was primarily related to the facilities and related equipment, which are being depreciated over twenty-five to thirty years.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $14.7 million for the nine months ended September 30, 2001, which is an increase of $1.4 million or 10.9% over the nine months ending September 30, 2000. General and administrative expenses include costs for outside legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits incurred under operating service agreements. General and administrative expenses represent 1.6% of revenues for the nine months ended September 30, 2001.

INTEREST EXPENSE

         Interest expense for the nine months ended September 30, 2001 was $45.6 million, which is a decrease of $4.9 million, or 9.8% from the same period in 2000. The interest expense relates to amortization of deferred finance costs and interest on the $750 million of senior secured bonds issued on February 22, 2000. The decrease in interest expense is due primarily to the write-off, in February 2000, of the remaining unamortized deferred finance costs on short-term project borrowings coupled with scheduled debt repayments resulting in a decline in the average outstanding debt balances during the nine months ended September 30, 2001 versus the nine months ended September 30, 2000.

                              RESULTS OF OPERATIONS
                              ---------------------
        FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER
        ----------------------------------------------------------------
                            ENDED SEPTEMBER 30, 2000
                            ------------------------

OPERATING REVENUES

        For the quarter ended September 30, 2001, the Company had total revenues of $352.2 million, compared to $265.7 million for the quarter ended September 30, 2000. This represents an increase of $86.5 million or 32.5%. The increase is due to higher per megawatt prices realized in the third quarter coupled with a 17.6% increase in generation as compared with the same period in 2000.
Higher prices and increased generation are due to warmer summer temperatures experienced in the northeast region in 2001 compared to 2000.

OPERATING COSTS AND EXPENSES

         Operating costs were $204.9 million for the quarter ended September 30, 2001, which is an increase of $63.5 million, or 44.9% over the same period in 2000. Operating costs consisted of expenses for fuel, and plant operations and maintenance as well as the gain or loss on derivative instruments not accounted for as hedges in accordance with SFAS No. 133. The increase in operating costs is due primarily to $17.4 million of unrealized losses on energy contracts during the nine months ended September 30, 2001 coupled with higher fuel costs due to a combination of higher levels of generation in the quarter as higher fuel prices, particularly natural gas.

         Fuel expense for the quarter ended September 30, 2001 was $136.6 million, compared to $90.1 million for the quarter ended September 30, 2000. Fuel expense for the quarter ended September 30, 2001 represents 38.8% of revenues. This includes $28.7 million of coal, $61.7 million of natural gas and $46.2 million of fuel oil, diesel and other related costs for the quarter ended September 30, 2001. The increase in fuel costs is due to higher generating levels during the three months ended September 30, 2001 coupled with higher fuel prices as compared with the three months ended September 30, 2001.

         Plant operations and maintenance expense for the quarter ended September 30, 2001 was $50.9 million, compared to $51.2 million for the quarter ended September 30, 2000. Plant operations and maintenance expense for the quarter ended September 30, 2001 represents 14.4 % of revenues and includes labor and benefits under operating service agreements of $11.5 million, maintenance parts, supplies and services of $22.2 million and property taxes and other expenses of $17.2 million, for the quarter ended September 30, 2001.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization costs were $12.2 million for the quarter ended September 30, 2001 compared to $12.3 million for the quarter ended September 30, 2000, which is a decrease of $0.1 million, or 0.5%. The depreciation expense was primarily related to the acquisition costs of the facilities, which are being depreciated over twenty-five to thirty years.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $5.5 million for the quarter ended September 30, 2001, which is an increase of $1.0 million from the same period in 2000. General and administrative expenses include costs for outside legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits incurred under operating service agreements. General and administrative expenses represent 1.6% of revenues for the quarter ended September 30, 2001.

INTEREST EXPENSE

         Interest expense for the quarter ended September 30, 2001 was $15.2 million, which is a decrease of $1.3 million, or 7.9% from the same period in 2000. The interest expense relates to amortization of deferred finance costs and interest on the $750 million of senior secured bonds issued on February 22, 2000. The decrease in interest expense is due to scheduled debt repayments which result in a decline in average outstanding debt in the quarter ended September 30, 2001 versus the quarter ended September 30, 2000.

ENVIRONMENTAL ISSUES

         The Massachusetts Department of Environmental Protection registered on May 11, 2001 regulations requiring emissions reductions from certain coal fired power plants in the Commonwealth, including the Company's Somerset facility. The new rules impose phased deadlines for achieving annual and monthly emission rate reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx). The Company believes that the new regulations require it by October 1, 2006 to reduce annual SO2 emission rates by about 50% of its current emission rate; by October 1, 2008, The Somerset Facility would be required to reduced its annual emission rates by about 75% of its current emission rate. The regulations allow flexibility in determining how to best meet these SO2 reductions. They also require that The Somerset Facility reduce by October 1, 2006 its annual NOx emission rate by about 60% of its current emission rate. In the case of NOx, The Company anticipates the need to install additional equipment to meet the annual NOx limitations; once installed, there should be no problem meeting monthly emission rate limits. To meet the monthly SO2 emission rate limits, the Company will likely need to purchase more expensive fuel that has a lower sulfur content and may need to make modifications to its facilities in order to burn such fuel. The new Massachusetts regulations starting in 2006 also cap annual emissions of carbon dioxide (CO2) at historical levels and the rate at which CO2 is emitted; the new regulations allow flexibility in achieving compliance with the reductions required. The annual CO2 emission rate reduction required represents approximately a 20% decrease from current levels. Through August 1, 2002 the Somerset facility will undergo tests to quantify the mercury and chlorine content in each shipment of coal and the concentration of mercury in the facility's stack emissions. The DEP will use these data to propose emission standards for mercury; the proposed compliance date is October 1, 2006. The Company is evaluating its compliance options under the new regulations. Such compliance options could have a material adverse impact on the Somerset facility.

NEW ACCOUNTING PRONOUNCEMENTS

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

CONTINGENT REVENUES

         As of September 30, 2001, the Company had approximately $26 million of disputed revenues. The Company is actively pursuing resolution and/or collection of these amounts. The contingent revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. At December 31, 2000, $13.1 million of disputed revenues were recorded. During the nine months ended September 30, 2001, $3.1 million of disputed revenues were collected and recognized, and $16 million of new disputed revenues were added.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

FORTISTAR CAPITAL V. NRG ENERGY

         In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy, asserting claims for injunctive relief and for damages as a result of NRG Energy's alleged breach of a confidentiality letter agreement with Fortistar relating to the acquisition of the Oswego facility from Niagara Mohawk Power Corporation (NiMo) and Rochester Gas and Electric Company.

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

         On July 13, 2001, Niagara Mohawk Power Corporation filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC and Dunkirk Power LLC, to request a declaration by the Court that, pursuant to the terms of the Asset Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk Power Corporation also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG Energy has counterclaimed against, and has served discovery requests on, Niagara Mohawk Power Corporation.

STATION USE POWER

         On September 21, 2000, Dunkirk Power LLC (Dunkirk), Huntley Power LLC (Huntley) and Oswego Harbor Power LLC (Oswego) filed an action before FERC seeking its declaration that they are entitled to pay NiMo wholesale prices for the power consumed at their respective generating facilities, rather than paying for such station power at retail rates, as NiMo alleges is required. On September 28, 2000, NiMo filed separate actions against Dunkirk, Huntley and Oswego in the State Supreme Court of New York, seeking in total, payment of approximately $7.0 million, which NiMo asserts is due under such retail tariff. The Company currently expects that discovery will be completed in the first few months of 2002. The FERC rendered a decision on March 14, 2001, determining that certain types of station use power are not subject to retail tariffs and granting some relief sought by Dunkirk, Huntley and Oswego. Legal counsel is evaluating the impact of the ruling on the merits of the NiMo litigation.

         There are no other material legal proceedings pending to which the Company or any of its subsidiaries is a party. There are no legal proceedings pending to which an officer or director is a party or has a material interest adverse to the Company. There are no other material administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies to which the Company is or would be a party.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)       EXHIBITS

          None

(b)       REPORTS ON FORM 8-K:

          None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         The information presented in this Form 10-Q includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as "may," "expects," "plans," "anticipates," "believes," and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Company believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o General economic conditions including inflation rates and monetary or currency exchange rate fluctuations;

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

o Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the power generation industry, NRG Northeast or any of its subsidiaries; or changes in credit ratings;

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

o Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents including NRG Northeast's Registration Statement No. 333-42638, as amended.

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


                                    NRG Northeast Generating LLC
                                    -------------------------------
                                    (Registrant)


                                    /s/    Craig A. Mataczynski
                                       ---------------------------------
                                       Craig A. Mataczynski, President


                                    /s/    Brian B. Bird
                                       ---------------------------------
                                       Brian B. Bird, Treasurer
                                       (Principal Financial Officer)



Date:     November 14, 2001
      --------------------------------------