Form 10-K405
period 2001-12-31
NRG NORTHEAST GENERATING LLC
filed 2002-04-01
CIK 1114676

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO            .
                    COMMISSION FILE NO. 333-42638

                          NRG NORTHEAST GENERATING LLC
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      41-1937472
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

       901 MARQUETTE AVENUE, SUITE 2300                            55402
            MINNEAPOLIS, MINNESOTA                               (Zip Code)
   (Address of principal executive offices)

                                 (612) 373-5300
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          Yes x                No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference: None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I
Item 1     Business....................................................      1
Item 2     Properties..................................................      8
Item 3     Legal Proceedings...........................................      8
Item 4     Submission of Matters to a Vote of Security Holders --
             Omitted per General Instruction I(2)(c)

PART II
Item 5     Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................     10
Item 6     Selected Financial Data -- Omitted per General Instruction
             I(2)(a)
Item 7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     10
Item 7A    Quantitative and Qualitative Disclosures About Market
             Risk......................................................     14
Item 8     Financial Statements and Supplementary Data.................     16
Item 9     Changes in & Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     33

PART III
Item 10    Directors and Executive Officers of the Registrant
             Omitted per General Instruction I(2)(c)
Item 11    Executive Compensation -- Omitted per General Instruction
             I(2)(c)
Item 12    Security Ownership of Certain Beneficial Owners and
             Management -- Omitted per General Instruction I(2)(c)
Item 13    Certain Relationships and Related Transactions -- Omitted
             per General Instruction I(2)(c)

PART IV
Item 14    Exhibits, Financial Statements Schedules and Reports On Form
             8-K.......................................................     34

SIGNATURES.............................................................     41

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

     NRG Northeast is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy). NRG Energy is a global energy company. Established in 1989, NRG Energy is primarily engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of energy, capacity and related products. On June 5, 2000, NRG Energy completed its initial public offering. Prior to its initial public offering, NRG Energy was a wholly-owned subsidiary of Northern States Power Company (NSP). In August 2000, NSP and New Century Energies, Inc. completed their merger. The shares of NRG Energy class A common stock previously owned by NSP are now owned by Xcel Energy Inc. (Xcel Energy). As of December 31, 2001, Xcel owned a 74% interest in NRG Energy's outstanding common and class A common stock, representing 96.7% of the total voting power of NRG Energy's common and class A common stock.

     NRG Northeast's assets represent a diversified regional base of competitive generating facilities in Connecticut, Massachusetts and New York, close to major load centers. NRG Northeast's revenues are derived from base-load facilities, intermediate load facilities and peaking facilities. The facilities are diversified in terms of fuel usage and include coal, natural gas and fuel oil plants.

     NRG Northeast believes that certain of its facilities and facility sites provide opportunities for repowering or expansion of generation capacity. NRG Northeast also believes that the diversity of its facilities, in terms of operating characteristics, fuel sources, markets served, as well as their locational advantages, puts it in a position to realize overall operational and financial management synergies relating to integration of its fuel supply management and operating activities. NRG Northeast's relationship with NRG Energy allows it to draw on NRG Energy's years of experience in the power sector by contracting with it and its affiliates for many of these services.

     NRG Northeast's headquarters and principal executive offices are located at 901 Marquette Avenue, Suite 2300, Minneapolis, Minnesota 55402. NRG Northeast's phone number is (612) 373-5300.

XCEL ENERGY EXCHANGE OFFER

     In February 2002, Xcel Energy announced its intention to commence an exchange offer by which Xcel Energy would acquire all of the outstanding publicly held shares of NRG Energy. In its announcement, Xcel Energy stated its intention to close the transaction in April 2002, and stated that NRG Energy shareholders would receive 0.4846 shares of Xcel Energy common stock in a tax-free exchange for each outstanding share of NRG Energy common stock.

     After completion of the merger, NRG Energy would be an indirect, wholly owned subsidiary of Xcel Energy. NRG Energy's debt and other obligations will continue to be the sole obligation of NRG Energy.

     On March 13, 2002, Xcel Energy filed a registration statement on Form S-4 with the Securities and Exchange Commission and commenced an exchange offer. In its registration statement, Xcel Energy stated that, if the exchange offer and merger are completed, its plan for NRG Energy in 2002 include: infusing an additional $300 million of equity into NRG Energy, in addition to an initial loan of $300 million recently made to NRG Energy; slowing NRG Energy's growth in megawatt capacity and the possible sale of $1.9 billion of existing generating assets; canceling or deferring approximately $1.6 billion of planned projects; and beginning the process of selling unassigned turbines and deferring installment of additional unassigned turbines.

     In addition, Xcel Energy stated in its registration statement that if the offer and merger are completed and its plans for NRG Energy are implemented, it expects to reduce NRG Energy's business development activities and administrative and general costs, with annual estimated cost savings of approximately $45 million, and to capture infrastructure savings by consolidating trading and marketing organizations, where appropriate.

     Xcel Energy directly owns six utility subsidiaries that serve electric and natural gas customers in twelve states. Xcel Energy also owns or has interest in a number of nonregulated businesses, the largest of which is NRG Energy.

GENERATING FACILITIES

     NRG Northeast owns a total of ten fossil fuel-fired and four remote gas turbine electric power generation facilities, as described below. The purchase price set forth below for certain of the facilities is based on an allocation made when more than one facility was purchased pursuant to the same purchase and sale agreement.

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

     Astoria Facility. NRG Northeast acquired the Astoria facility from ConEd in June 1999 for a purchase price of $109.5 million. The Astoria facility, located in Queens, New York, is a gas/liquid fuel-fired peaking plant consisting of 20 units and having a capacity of 614 MW.

     Connecticut Jet Facilities. NRG Northeast acquired four unmanned aero derivative combustion turbine facilities (ICU) from Connecticut Light & Power Company (CL&P) in December 1999 for a purchase price of $22.3 million. These ICU facilities, located at local switchyards in Branford, Torrington Terminal, Franklin Drive and Cos Cob, are oil-fired peaking units consisting of 6 units and having an aggregate capacity of 127 MW.

     Devon Facility. NRG Northeast acquired the Devon facility from CL&P in December 1999 for a purchase price of $113.3 million. The Devon facility, located in Milford, Connecticut, is a natural gas/oil-fired intermediate/peaking load facility consisting of 7 units and having a capacity of 401 MW.

     Dunkirk Facility. NRG Northeast acquired the Dunkirk facility from Niagara Mohawk Power Corporation (NiMo) in June 1999 for a purchase price of $193.3 million. The Dunkirk facility, located in Dunkirk, New York (near Buffalo), is a coal-fired base-load facility consisting of 4 units and having a capacity of 600 MW. The Dunkirk facility is among the lowest variable cost fossil fuel plants that sell into the New York Independent Operator's wholesale markets (NYISO).

     Huntley Facility. NRG Northeast acquired the Huntley facility from NiMo in June 1999 for a purchase price of $161.7 million. The Huntley facility, located five miles northeast of Buffalo, New York, is a coal-fired base-load facility consisting of 6 units and having a capacity of 760 MW. The Huntley facility is among the lowest cost fossil fuel plants that sell into the NYISO markets.

     Middletown Facility. NRG Northeast acquired the Middletown facility from CL&P in December 1999 for a purchase price of $225.8 million. The Middletown facility, located in Middletown, Connecticut, is a natural gas/oil-fired intermediate/peaking plant consisting of 5 units and having a capacity of 856 MW, of which one unit of 70 MW is in deactivated-reserve and has lost its air permit.

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

     Somerset Facility. NRG Northeast acquired the Somerset facility from Montaup Electric Company (MEC) in April 1999 for a purchase price of $55.2 million. The Somerset facility, located in Somerset, Massachusetts, is a coal-fired base-load facility consisting of 1 unit and having a capacity of 112 MW. The Somerset facility also owns one deactivated coal-fired unit of 69 MW and two oil-fired, peaking units with a combined capacity of 48 MW (of which one is installed and operational and one is being overhauled). Total operational capacity at Somerset is 136 MW. The Somerset facility provides low variable cost capacity, strategically positioned to sell power into the New England Power Pool (ISO-NE). NRG Northeast operates the Somerset facility as a base-load facility, with peaking capacity depending on market conditions.

NRG NORTHEAST OPERATIONS

     NRG Northeast is a major owner of competitive electric power generation in the northeastern region of the United States. NRG Northeast's regional base of competitive generating facilities is close to major load centers. NRG Northeast intends to pursue a strategy of enhancing profitability and competitiveness of these facilities through their efficient operation. NRG Northeast believes the diversity of its facilities, in terms of operational characteristics, location in and access to multiple power pools and fuel sources, is an important part of this strategy.

     NRG Power Marketing, Inc. (NRG Power Marketing), a wholly-owned subsidiary of NRG Energy, has entered into power sales and agency agreements with each of NRG Northeast's subsidiaries for terms of approximately 30 years. NRG Power Marketing provides all power-marketing services, fuel procurement and emissions management services for NRG Northeast and its subsidiaries.

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

     The New York facilities sell capacity, energy and voltage support into the NYISO centralized power market. The Somerset facility and the Connecticut facilities sell capacity, energy and ancillary services into the ISO-NE's centralized power market. NRG Northeast may also enter into bilateral contracts for the sale of capacity and energy to power marketers, and load serving entities within the NYISO, the ISO-NE and surrounding markets, as applicable. NRG Northeast currently sells capacity, energy and ancillary services pursuant to certain transition power sales contracts which range from one to ten years.

     NRG Power Marketing provides fuel procurement services to NRG Northeast for natural gas, coal and oil procurement; local gas distribution and transportation balancing; pipeline capacity purchasing and balancing; position reporting; fuel inventory management; and barge and rail management. As part of NRG Northeast's fuel procurement strategy, NRG Power Marketing pursues short and intermediate fuel contracts to hedge power sales contracts and other forward sales of power. NRG Power Marketing also actively manages the fuel inventory and attempts to reduce barge, rail, inventory, fuel handling and gas distribution charges.

     NRG Power Marketing also utilizes certain risk management policies and procedures to assist with NRG Northeast's objective of maximizing net operating margins while minimizing the risks associated with the cash flows derived from these assets. NRG Power Marketing provides a full range of energy management services for NRG Northeast including: managing the sales and marketing of energy, capacity and ancillary services from these facilities and also managing the purchase and sale of fuel and emission allowance credits needed to operate facilities.

     NRG Operating Services, Inc. (NRG Operating Services), a direct wholly-owned subsidiary of NRG Energy, has entered into operation and maintenance agreements with each of the subsidiaries of NRG Northeast. Each agreement has an initial term of five years, with options to extend beyond five years. Under the agreements, the NRG Operating Services company operator is reimbursed for usual and customary costs related to providing operations and maintenance services, including plant labor and other operating costs. The NRG Operating Services subsidiary performs all administrative, operations and maintenance work at each facility.

REGULATION

     NRG Northeast is subject to a broad range of federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of its facilities and development projects. These laws and regulations generally require that a number of permits and approvals be obtained before construction or operation of a power plant commences and that, after completion, the facility operates in compliance with federal, state and local requirements. NRG Northeast strives to comply with the terms of all such laws, regulations, permits and licenses and believes that all of its operating plants are in material compliance with all such applicable requirements. No assurance can be given, however, that in the future all necessary permits and approvals will be obtained and all applicable statutes and regulations complied with. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. Furthermore, there can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable which would have an adverse impact on NRG Northeast's operations.

FEDERAL LAW

     Federal Power Act. The Federal Power Act gives the Federal Energy Regulatory Commission (FERC) exclusive rate-making jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the Federal Power Act, all public utilities subject to the FERC's jurisdiction are required to file rate schedules with the FERC prior to commencement of wholesale sales or transmission of electricity. Because NRG Northeast sells energy and capacity in the wholesale market, it is deemed to be a public utility for purposes of the Federal Power Act. Arthur Kill Power, Astoria Power, Dunkirk Power, Huntley Power, Somerset Power, Oswego Power, Connecticut Jet Power, Devon Power, Middletown Power, Montville Power and Norwalk Power applied for and were granted market-based rate authority for the wholesale sales of power by the FERC in 1999. The FERC also granted waivers of certain of the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.

     In addition, the FERC's orders, as is customary with market-based rate schedules, reserve the right to suspend, upon complaint, market-based rate authority on a prospective basis if it is subsequently determined that market power was exercised. If the FERC were to suspend market-based rate authority, it would most likely be necessary to file, and obtain the FERC acceptance of, cost-based rate schedules. In addition, the loss of market-based rate authority would likely subject NRG Northeast to the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.

     Public Utility Holding Company Act (PUHCA). PUHCA provides that any corporation, partnership or other entity or organized group that owns, controls or holds power to vote 10% or more of the outstanding voting securities of a "public-utility company" or a company that is a "holding company" of a public utility company is subject to registration and regulation under PUHCA as a registered holding company, unless an exemption is obtained under applicable rules or an order is issued by the Securities and Exchange Commission (SEC) declaring it not to be a holding company. Registered holding companies under PUHCA are required to limit their utility operation to a single integrated utility system and additional systems that cannot be operated independently without substantial losses of economies, and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company that is a subsidiary of a registered holding company under PUHCA is subject to financial and organization regulation, including approval by the SEC of certain of its financing transactions. However, under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA regulation by operation of its status as an Exempt Wholesale Generator (EWG), as defined under Section 32 of PUHCA. NRG Northeast and its subsidiaries are EWG's and have received confirmation from FERC of its EWG status.

     If NRG Northeast were to lose its EWG status it would be subject to regulation as a public utility company and its affiliates would be subject to regulation under PUHCA as public utility holding companies. Absent a substantial restructuring of NRG Northeast's business, it would be difficult to comply with PUHCA without a material adverse effect on NRG Northeast's business.

STATE LAW

     New York. Pursuant to the New York Public Service Law (the NYPSL), the New York Public Service Commission (NYPSC) regulates all "public utility companies" or "utility companies" operating in New York. A "public utility company" or "utility company" under the NYPSL includes, among other things, any entity engaged in the production, transmission or distribution of electricity to the public for light, heat or power purposes. The Huntley, Dunkirk, Oswego, Arthur Kill and Astoria facilities (the New York facilities), each considered an EWG, do not provide electricity directly to the public and each sells only at wholesale to power marketers, energy service companies or the New York Independent System Operator (NYISO) wholesale markets. Although the NYPSL is silent with respect to the utility status of electric corporations selling at wholesale within New York, precedent of the NYPSC has applied "lightened regulation" to New York EWGs, which provides for minimal financial and organizational regulation. Each of the New York facilities has been accorded lightened regulatory treatment by the NYPSC. The New York facilities' rates, however, remain subject to the jurisdiction of the FERC.

     Massachusetts. Pursuant to Chapter 164 of the Massachusetts General Laws, a "wholesale generation company" includes any company engaged in the business of producing, manufacturing or generating electricity for sale at wholesale only. The Somerset facility, as an EWG, does not provide electricity directly to the public and sells only at wholesale to power marketers and energy service companies and thus is considered a wholesale generation company. Such companies are subject to very limited regulation by the Massachusetts Department of Telecommunications and Energy (MDTE), and management believes the Somerset facility will not likely be subject to regulation as a Massachusetts public utility or electric company. If, however, the Somerset facility were deemed to be an electric company by the MDTE, the MDTE could retroactively apply certain provisions of the statutes to the Somerset facility. The Somerset facility would also be subject to other laws and regulations (other than rate regulation) applicable to Massachusetts electric companies. The Somerset facility's rates, however, would remain subject to the jurisdiction of the FERC.

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

FEDERAL

     The Energy Policy Act laid the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded the FERC's authority to order wholesale wheeling, thus allowing qualifying facilities under Public Utility Regulatory Policies Act, power marketers and EWGs to compete more effectively in the wholesale market.

STATE

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

POWER MARKETS

                  NEW YORK INDEPENDENT SYSTEM OPERATOR (NYISO)

     The NYISO control area includes 34,000 MW of installed capacity and serves almost all of New York State's electric power requirements. The NYISO operates competitive, non-discriminatory NYISO bid-based markets for energy, capacity and ancillary services. The NYISO commenced operations in November 1999. Most of New York State's investor-owned utilities have completed or are in the process of divesting their fossil generation assets as part of the restructuring of the state's electricity markets. These divested plants compete to varying degrees with new merchant plants in the wholesale markets. The market-clearing price for the NYISO's day-ahead and real-time energy markets are calculated by determining the market-clearing price for transactions with zonal adjustments to account for transmission constraints. All purchasers of energy from the market pay a transaction charge set by the NYISO to settle system energy balancing and certain ancillary service costs.

                        THE NEW YORK CITY IN-CITY MARKET

     In connection with the divestiture by ConEd of certain of its electric generating resources in the New York City in-city market, certain market power mitigation measures are applied to generators located in that area. The intent of these market power mitigation measures is to alleviate concerns that the divested generation resources might be able to exercise localized market power due to the current configuration of New York City in-city market loads, generation, and transmission facilities and related local reliability rules and transmission constraints. The market mitigation measures have been implemented by the NYISO and tracked through its market monitoring process.

                           THE NEW ENGLAND POWER POOL

     NEPOOL was originally formed to capture the benefits of economic dispatch and joint planning between a large number of utilities. NEPOOL is populated with a large number of participants attributed to five sectors: Generators, Suppliers, Transmission Owners, Municipalities and End Users. The region is a high variable cost power market, with oil/gas units operating in the margin. In addition, the region has transmission constraints that limit imports both from neighboring regions and internal to the control area. Although it is expected that approximately 4,500 MW of new capacity will become operational during the 2002, virtually all of which are gas-fired combined cycle facilities. NEPOOL continues to experience significant transmission constraints in Southwest Connecticut, an area in which NRG Energy owns and operates the Norwalk and Devon Stations and a number of the Connecticut Jets. NEPOOL, is considered a highly divested region with most of the major utilities having divested all of the generating assets. At this time, only New Hampshire and Vermont and the Municipal Utilities Companies remain vertically integrated. NEPOOL is in the process of redesigning its existing single-settlement market though the implementation of Standard Market Design -- the market design substantially identical to the PJM market design. The expected date for the change in market design is in the first quarter of 2003.

CUSTOMERS

     During 2001, two customers accounted for 72.5% of NRG Northeast's total revenues, New York Independent System Operator (58.4%) and Niagara Mohawk Power Corporation (14.1%). During 2000, three customers accounted for 73.1% of NRG Northeast's total revenues, New York Independent System Operator (39.9%), Connecticut Light and Power (22.0%) and Niagara Mohawk Power Corporation (11.2%).

ENVIRONMENTAL REGULATIONS

     General. NRG Northeast and its subsidiaries, like most industrial enterprises, are subject to regulation with respect to the environmental impact of their operations, including air and water quality control, limitations on land use, disposal of wastes, aesthetics and other matters.

     The total forecasted capital expenditures during the first 5 years of the ConEd, NiMo, Somerset and CL&P assets acquired by NRG Energy were in the range of $60 million dollars. Currently, the Company is estimating that costs approximating $7.5 million will be required to close out the remaining issues associated with remedial investigations/clean-ups at Somerset, Arthur Kill, Astoria, Middletown, Norwalk Harbor, Devon, and Montville.

     The balance of the estimated $60 million in capital expenditures over the next five years is reserved most notably for landfill construction, installation of NO(x) controls, installation of best available technology for minimizing environmental impacts associated with impingement and entrainment of fish and larvae, particulate matter control improvements, and spill prevention controls. During the years 2001 and 2000, NRG Northeast recorded approximately $7.2 million and $3.0 million of expenditures related to environmental matters, respectively.

     In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. As of December 31, 2001, NRG Northeast has established such accruals in the amount of approximately $5.0 million. Such accruals primarily include estimated costs associated with remediation. NRG Northeast has not used discounting in determining its accrued liabilities for environmental remediation and no claims for possible recovery from third party issuers or other parties related to environmental costs have been recognized in NRG Northeast's consolidated financial statements. NRG Northeast adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimatable, or when current remediation estimates are adjusted to reflect new information.

EMPLOYEES

     NRG Northeast has no employees. The operating employees at NRG Northeast facilities are employees of the respective subsidiaries of NRG Operating Services that has contracted to operate each facility. All of the facilities (other than the Middletown facility) are staffed by a combination of union and non-union employees. The Middletown facility is staffed completely by non-union employees. With respect to union employees, all such employees are covered by current labor agreements with the relevant union, which agreements have varying expiration dates. To date there are no unresolved arbitrations filed by employees at any of NRG Northeast's facilities.

ITEM 2 -- PROPERTIES

     Listed below are descriptions of NRG Northeast's interests in facilities, operations or projects under construction as of December 31, 2001.

            INDEPENDENT POWER PRODUCTION AND COGENERATION FACILITIES

                                                 TOTAL
                                   DATE OF      CAPACITY         FUEL
NAME AND LOCATION OF FACILITY    ACQUISITION      (MW)           TYPE           POWER PURCHASER
-----------------------------    -----------    --------    ---------------    ------------------
Somerset, Massachusetts......    April, 1999       229         Coal/Oil               EUA
Arthur Kill, New York........    June, 1999        842      Natural Gas/Oil          NYISO
Huntley, New York............    June, 1999        760           Coal              NIMO/NYISO
Astoria Gas Turbines,
  New York...................    June, 1999        614      Natural Gas/Oil          NYISO
Dunkirk, New York............    June, 1999        600           Coal              NIMO/NYISO
Oswego, New York.............    Oct., 1999      1,700      Natural Gas/Oil        NIMO/NYISO
Middletown, Connecticut......    Dec., 1999        856      Natural Gas/Oil           CL&P
Montville, Connecticut.......    Dec., 1999        498      Natural Gas/Oil           CL&P
Devon, Connecticut...........    Dec., 1999        401      Natural Gas/Oil           CL&P
Norwalk, Connecticut.........    Dec., 1999        353            Oil                 CL&P
Connecticut Jet Power,
  Connecticut................    Dec., 1999        127            Oil                 CL&P

ITEM 3 -- LEGAL PROCEEDINGS

FORTISTAR CAPITAL V. NRG ENERGY

     In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of NRG Energy's alleged breach of a confidentiality letter agreement with Fortistar relating to the acquisition of the Oswego facility in New York. NRG Energy disputed Fortistar's allegations and asserted numerous counterclaims, and in October 1999, NRG Energy, through a wholly-owned subsidiary, closed on the acquisition of the Oswego facility. In April and December 2000, NRG Energy had summary judgment motions to dispose of the litigation. A hearing on these motions was held in February 2001 and certain of Fortistar's claims were dismissed. NRG Energy intends to continue to vigorously defend the suit and believes Fortistar's claims to be without merit. A trial date of May 13, 2002 has been set in respect of the remaining claims.

NEW YORK CLEAN AIR ACT ENFORCEMENT ACTION

     In January 2002 the New York Attorney General and the New York Department of Environmental Control (NYDEC) filed suit in the western district of New York against NRG Energy and NiMo, the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG Energy's assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, NRG Energy could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements.

     NRG Energy expects to respond to the State of New York's complaint on or about March 31, 2002 and intends to vigorously defend against the imposition of any liability for the alleged conduct.

NIAGARA MOHAWK INDEMNITY LITIGATION

     In July 2001, NiMo filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC (Huntley) and Dunkirk Power LLC (Dunkirk). NiMo requests a declaration by the Court that, pursuant to the terms of the Assets Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from NiMo (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. NiMo also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG Energy has counterclaimed against NiMo, and the parties have exchanged discovery requests.

STATION USE POWER

     On September 21, 2000, Dunkirk, Huntley and Oswego Harbor Power LLC (Oswego) filed an action before the FERC seeking its declaration that they are entitled to pay NiMo wholesale prices for the power consumed at their respective generating facilities, rather than paying for such station power at retail rates, as NiMo alleges is required. On September 28, 2000, NiMo filed separate actions against Dunkirk, Huntley and Oswego in the State Supreme Court of New York, seeking payment of approximately $8.0 million, which NiMo asserted is due under such retail tariff. NiMo asserts that the amount now owed it exceeds $20 million. The Company currently expects that discovery will be completed in the second quarter of 2002. The FERC rendered a decision on March 14, 2001, determining that certain types of station use power are not subject to retail tariffs and granting some relief sought by Dunkirk, Huntley and Oswego. Legal counsel is evaluating the impact of the ruling on the merits of the NiMo litigation. The parties in the state court actions have exchanged written discovery and are engaged in depositions.

NYDEC OPACITY NOTICE OF VIOLATION

     NRG Energy became part of an opacity consent order as a result of acquiring NiMo assets. At the time of financial close, the consent order was being negotiated between NiMo and the NYDEC; it required NiMo to pay a stipulated penalty for each opacity event. On January 14, 2002, the NYDEC issued NRG Energy Notice of Violations (NOV) for opacity events which had occurred since the time the NRG Energy assumed ownership of the Huntley, Dunkirk and Oswego Generating Stations. The NOVs alleged that a total of 7,231 events had occurred where the average opacity during a six-minute block of time had exceeded 20%. The NYDEC set the penalty associated with the NOVs at $900,000.

CL&P TRANSMISSION CONGESTION LITIGATION

     Connecticut Light & Power Company v. NRG Power Marketing, Inc.: This matter involves a claim by CL&P for recovery of amounts it claims are owing for congestion charges under the terms of a Standard Offer Services contract between the parties dated October 29 1999. CL&P just commenced litigation and NRG Power Marketing, Inc. removed it to the United States District Court for the District of Connecticut. NRG Power Marketing, Inc. has answered the Complaint. The case has not yet reached the state of discovery. NRG management is vigorously defending the case. CL&P has asserted a claim in the amount of $13,882,750 for the period between March 2000 and September 30, 2001. NRG Energy has counterclaimed for $1,181,774 representing a payment mistakenly made to CL&P.

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

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions I (1) (a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions I (2)
(a) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company's revenue and expense items for the year ended December 31, 2001 with the year ended December 31, 2000 and the year ended December 31, 2000 with the period April 27, 1999 (inception) through December 31, 1999.

                             RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31,
2000

OPERATING REVENUES

     For the year ended December 31, 2001, NRG Northeast had total revenues of $1.1 billion compared to $1.1 billion for the year ended December 31, 2000, a decrease of $71.1 million or 6.3%. The revenue amounts consisted primarily of revenue from sales under long-term agreements for both years. The 6.3% decrease in revenue is primarily attributable to an 8% decline in megawatt hour production. Most of that decline occurred in the fourth quarter, as a warmer winter and economic conditions lowered electricity demand.

OPERATING COSTS AND EXPENSES

     Cost of operations for the year ended December 31, 2001 were $712.1 million compared to $700.6 million for the year ended December 31, 2000. This represents a increase of $11.6 million or 1.65%.

     Fuel expense for the year ended December 31, 2001 was $462.6 million compared to $457.5 million for the year ended December 31, 2000. For the year ended December 31, 2001 fuel expense represented 44.0% of revenue and included $107.3 million of coal, $178.4 million of natural gas, $176.9 million of fuel oil, diesel and other related fuel costs. For the year ended December 31, 2000 fuel expense represented 40.8% of revenue and included $115.5 million of coal, $156.1 million of natural gas, $185.9 million of fuel oil and other related fuel costs. Fuel expense increased 1.1% in 2001 despite an 8% decrease in generation. This is due to a sharp increase in the price of natural gas primarily in the first half of the year as compared with the same period in 2000. The increase in natural gas was partially offset by declines in coal expense driven by lower coal plant generating levels.

     Plant operations and maintenance expense for the year ended December 31, 2001, was $249.5 million compared to $243.1 million for the year ended December 31, 2000. For the year ended December 31, 2001, plant operations and maintenance expense represented 23.8% of revenue, and includes labor and benefits under operating service agreements of $72.4 million, maintenance parts, supplies and services of $84.5 million, and property taxes and other expenses of $92.6 million. For the year ended December 31, 2000, plant operations and maintenance expense represented 21.7% of revenue, and includes labor and benefits under operating service agreements of $64.8 million, maintenance parts, supplies and services of $101.8 million, and property taxes and other expenses of $76.5 million.

DEPRECIATION

     Depreciation costs were $48.9 million for the year ended December 31, 2001 compared to $47.8 million of the year ended December 31, 2000. Depreciation expense is primarily related to the facilities and related equipment, which are being depreciated over twenty-five to thirty years.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses were $24.4 million for the year ended December 31, 2001 compared to $27.9 million for the year ended December 31, 2000. These expenses include costs for legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits. General and administrative expense represented 2.3% and 2.5% of revenues for the years ended December 31, 2001 and 2000, respectively. Offsetting the 2001 general and administrative expenses is $8.1 million related to the reversal of the accounts receivable reserve during the fourth quarter due to the collection of previously disputed receivables.

OTHER INCOME

     Other income was $4.6 million for the year ended December 31, 2001 compared to $0 for the year ended December 31, 2000. The majority of the increase relates to interest income related to prior year disputed revenues.

INTEREST EXPENSE

     Interest expense was $58.6 million for the year ended December 31, 2001 compared to $62.3 million for the year ended December 31, 2000. The interest expense relates to amortization of deferred finance costs and interest on the outstanding balance of the initial $750 million of senior secured bonds issued on February 22, 2000. The decrease in interest expense is due primarily to the write-off, in February 2000, of the remaining unamortized deferred finance costs on short-term borrowings coupled with scheduled debt repayments resulting in a decline in the average outstanding debt balances during the twelve months ended December 31, 2001 versus the twelve months ended December 31, 2000.

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE PERIOD APRIL 27, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

OPERATING REVENUES

     For the year ended December 31, 2000, revenues were $1.1 billion, an increase of $863.2 million, over the period April 27, 1999 (Inception) through December 31, 1999. Revenues for the year ended December 31, 2000 consisted of sales from short-term spot and bilateral agreements and long-term transition or capacity agreements, which represent approximately 49.6% of total revenues. Revenues increased during the year ended December 31, 2000 as compared to the period ended December 31, 1999, primarily due to increased sales. The increase in sales is primarily a result of 1999 being NRG Northeast's initial year of operations, which was only a partial year. NRG Northeast was established in April 1999 and completed the acquisition of its electric generating facilities throughout the later portion of 1999, resulting in the year 2000 as being NRG Northeast's first full year of operations.

OPERATING COSTS AND EXPENSES

     Operating costs for the year ended December 31, 2000 were $700.6, million an increase of $547.6 million over the period April 27, 1999 (Inception) through December 31, 1999, or 357.9%. Operating costs for the year ended December 31, 2000, represented approximately 62.5% of total revenues. Operating costs consisted of expenses for fuel, and plant operations and maintenance. The primary reason for the $547.6 million increase in operating costs and expenses is a result of 1999 being NRG Northeast's initial year of operations, which was only a partial year. NRG Northeast was established in April 1999 and completed the acquisition of its electric generating facilities throughout the later portion of 1999, resulting in the year 2000 as being NRG Northeast's first full year of operations. The components of operating costs and expenses are as follows.

     Fuel expense for the year ended December 31, 2000 was $457.5 million, an increase of $379.0 million over the period April 27, 1999 (Inception) through December 31, 1999, or 482.8%. Fuel expense included $115.5 million of coal, $156.1 million of natural gas and $185.9 million of fuel oil, diesel and other related costs. Fuel expense for the year ended December 31, 2000, represented approximately 40.8% of total revenues. Coal, natural gas and fuel oil, diesel and other related costs increased $54.2 million, $142.0 million and $182.8 million over the period April 27, 1999 (Inception) through December 31, 1999, respectively.

     Plant operations and maintenance expense for the year ended December 31, 2000, was $243.1 million, an increase of $174.9 million over the period April 27, 1999 (Inception) through December 31, 1999, or 256.5%. Plant operations and maintenance expense for the year ended December 31, 2000, represented 21.7% of total revenues. Plant operations and maintenance included labor and benefits under operating service agreements of $64.8 million, maintenance parts, supplies and services of $101.8 million and property taxes and other expenses of $76.5 million, for the year ended December 31, 2000. Labor and benefits, maintenance parts, supplies and services and property taxes and other expenses increased $45.7 million, $80.3 million and $48.9 million over the period April 27, 1999 (Inception) through December 31, 1999, respectively.

DEPRECIATION

     Depreciation costs were $47.8 million for the year ended December 31, 2000, an increase of $30.7 million over 1999, or 180.5%. The depreciation expense was primarily related to the acquisition costs of the facilities, which are being depreciated over twenty-five to thirty years. The primary reason for the $30.7 million increase in depreciation costs is primarily the result of 1999 being NRG Northeast's initial year of operations, which was only a partial year.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses were $27.9 million for the year ended December 31, 2000, an increase of $20.0 million over the period April 27, 1999 (Inception) through December 31, 1999, or 256.9%. General and administrative expenses for the year ended December 31, 2000, represented approximately 2.5% of total revenues. General and administrative expenses include costs for outside legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits incurred under operating service agreements. The primary reason for the $20.0 million increase in general and administrative expenses is a result of 1999 being NRG Northeast's initial year of operations, which was only a partial year.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (SFAS No. 121). Goodwill will no longer be amortized to comply with the provisions of SFAS No. 142. Instead, goodwill and intangible assets that will not be amortized should be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value. An impairment test is required to be performed within six months of the date of adoption, and the first annual impairment test must be performed in the year the statement is initially adopted.

     NRG Northeast Generating LLC and its subsidiaries as required are adopting SFAS No. 142 on January 1, 2002. All intangible assets and goodwill acquired in the future will be accounted for under the new accounting standard. NRG Northeast does not expect to recognize any asset impairments as a result of adopting SFAS No. 142 in the first quarter of 2002.

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. NRG Northeast has not completed its analysis of SFAS No. 143.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. NRG Northeast does not expect to recognize any asset impairments as a result of adopting SFAS No. 144 in the first quarter of 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

     On an ongoing basis, the Company evaluates its estimates utilizing historic experience, consultation with experts and other methods the Company considers reasonable. In any case, actual results may differ significantly from the Company's estimates. Any effects on the Company's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

     The Company's significant accounting policies are included in Item 8 - Note 1 of the Consolidated Financial Statements. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company believes that its most critical accounting policies are those listed below.

Capitalization Practices and Asset Valuation

     As of December 31, 2001, the Company had a carrying value of approximately $1.4 billion of net property plant and equipment, representing 78.2% of total assets. The Company periodically evaluates the recoverability of the carrying value of its property, plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations are, by nature highly subjective.

Revenue Recognition

     The Company recognizes the sales of electricity based upon the output delivered and capacity provided at rates specified under contract terms or prevailing market rates. Under fixed-price contracts, revenues are recognized as products or services are delivered. Revenues and related costs under cost reimbursable contract provisions are recorded as costs are incurred. Anticipated future losses on contracts are charged against income when identified.

REGULATORY ISSUES

     The independent system operators who oversee most of the wholesale power markets in which NRG Northeast operates have in the past imposed, and may in the future continue to impose, price limitations and other mechanisms to address some of the volatility in these markets. These types of price limitations and other mechanisms may adversely impact the profitability of NRG Northeast's generation facilities that sell energy into the wholesale power markets; see discussion at Note 9 to the financial statements in Item 8. NRG Northeast cannot quantify the impact on profitability with any certainty.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     NRG Northeast primarily has fixed rate debt outstanding as of December 31, 2001. As a result, NRG Northeast is not significantly exposed to losses due to fluctuations in interest rates.

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

     Through NRG Power Marketing, NRG Northeast utilizes a "Value-at-Risk" (VAR) model to determine the maximum potential three-day loss in the fair value of the commodity price related financial instruments for the forward twelve months. The VAR for NRG Northeast assumes a 95% confidence interval and reflects NRG Northeast's merchant strategy, the generation assets, load obligations and the bilateral physical and financial transactions of NRG Northeast. The volatility estimate is based on the implied volatility for at the money daily call options for forward markets where NRG Northeast has exposure. This model encompasses the ISO-NE and NYISO generating regions.

     The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model, is approximately $45.4 million and $112.7 million for the years ended December 31, 2001 and 2000, respectively.

CREDIT RISK

     NRG Northeast is exposed to credit risk in its risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance by a counterparty of its contractual obligations. Through NRG Energy's Treasury department, NRG Northeast maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes in scope of operations. NRG Northeast conducts standard credit reviews for all of its counterparties. NRG Northeast does not believe its exposure to credit risk is significant.

ENRON EXPOSURE

     During the fourth quarter of 2001, NRG Energy recorded a net after-tax expense of approximately $6.7 million related to Enron Corp.'s bankruptcy. The amount includes a $14.2 million after-tax charge to establish bad debt reserves, which was partially offset by a $7.5 million after-tax gain on a credit swap agreement entered into as part of NRG Energy's credit risk management program. NRG Energy has fully provided for its exposure; however as with any receivable, NRG Energy will pursue collection of all amounts outstanding through the ordinary course of business. Of this expense, $12.7 million (pre-tax) was related to NRG Northeast.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE NO.
                                                                --------
Report of Independent Accountants...........................      17
Consolidated Balance Sheet..................................      18
Consolidated Statement of Operations........................      19
Consolidated Statement of Cash Flows........................      20
Consolidated Statement of Member's Equity...................      21
Notes to Consolidated Financial Statements..................      22
Schedule II. Valuation and Qualifying Accounts..............      32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Committee of
NRG Northeast Generating LLC:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NRG Northeast Generating LLC and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, and the period from April 27, 1999 (Inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 8 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 21, 2002

                          NRG NORTHEAST GENERATING LLC

                           CONSOLIDATED BALANCE SHEET
                         AT DECEMBER 31, 2001 AND 2000

                                                                   2001          2000
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $      370    $    2,444
  Accounts receivable, net of allowance for doubtful
     accounts of $0 and $8,165..............................        56,025       157,660
  Inventory.................................................       172,215       107,859
  Prepaid expenses..........................................        20,116        20,697
                                                                ----------    ----------
       Total current assets.................................       248,726       288,660
Property, plant & equipment, net of accumulated depreciation
  of $113,688 and $64,788 (Note 1)..........................     1,403,318     1,427,078
Deferred finance costs, net of accumulated amortization of
  $750 and $341.............................................         9,406         9,616
Derivative instruments valuation -- at market...............       109,017            --
Other assets, net of accumulated amortization of $1,737 and
  $870......................................................        24,263        25,130
                                                                ----------    ----------
       Total assets.........................................    $1,794,730    $1,750,484
                                                                ==========    ==========

LIABILITIES AND MEMBER'S EQUITY
Liabilities:
  Current portion of long-term debt.........................    $  107,000    $   90,000
  Accounts payable..........................................         2,550         3,914
  Accounts payable-affiliates, net..........................            --       146,894
  Accrued fuel and purchased power expense..................        27,049        38,386
  Accrued interest..........................................         2,160         2,551
  Other accrued liabilities.................................        41,228        49,607
  Derivative instruments valuation -- at market.............        32,504            --
                                                                ----------    ----------
       Total current liabilities............................       212,491       331,352
Long-term debt..............................................       503,000       610,000
Other long-term liabilities.................................        24,655        20,817
                                                                ----------    ----------
       Total liabilities....................................       740,146       962,169
Commitments and contingencies
Member's Equity.............................................     1,054,584       788,315
                                                                ----------    ----------
       Total liabilities and member's equity................    $1,794,730    $1,750,484
                                                                ==========    ==========

          See accompanying notes to consolidated financial statements.

                          NRG NORTHEAST GENERATING LLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
           THE PERIOD APRIL 27, 1999 (INCEPTION) TO DECEMBER 31, 1999

                                                                  2001          2000         1999
                                                               ----------    ----------    --------
                                                                          (IN THOUSANDS)
OPERATING REVENUES
  Revenues.................................................    $1,050,688    $1,121,798    $258,574
OPERATING COSTS AND EXPENSES
  Operating costs..........................................       712,148       700,577     152,986
  Depreciation.............................................        48,900        47,762      17,026
  General and administrative expenses......................        24,372        27,854       7,805
                                                               ----------    ----------    --------
OPERATING INCOME...........................................       265,268       345,605      80,757
OTHER INCOME (EXPENSE)
  Other income, net........................................         4,624            --          --
  Interest expense.........................................       (58,637)      (62,296)    (26,410)
                                                               ----------    ----------    --------
NET INCOME.................................................    $  211,255    $  283,309    $ 54,347
                                                               ==========    ==========    ========

          See accompanying notes to consolidated financial statements.

                          NRG NORTHEAST GENERATING LLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
           THE PERIOD APRIL 27, 1999 (INCEPTION) TO DECEMBER 31, 1999

                                                               2001         2000          1999
                                                             ---------    ---------    -----------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................    $ 211,255    $ 283,309    $    54,347
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
     Depreciation........................................       48,900       47,762         17,026
     Amortization of deferred financing costs............          409        3,509          3,664
     Unrealized gains on energy contracts................       31,227           --             --
     Changes in assets and liabilities:
       Accounts receivable...............................      101,635      (57,232)       (97,763)
       Inventories.......................................      (64,356)         403        (10,704)
       Prepaid expenses..................................          581          989        (10,420)
       Accounts payable..................................       (1,364)       1,038          2,876
       Accounts payable -- affiliates....................     (146,894)     104,137         22,690
       Accrued interest..................................         (391)       1,426          1,125
       Accrued fuel and purchased power expense..........      (11,337)      12,379         26,007
       Other accrued liabilities.........................       (8,379)      36,687          5,061
       Other assets and liabilities......................        4,705       (4,313)            --
                                                             ---------    ---------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES................      165,991      430,094         13,909
                                                             ---------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition, net of liabilities assumed.......           --           --     (1,519,365)
  Proceeds from disposition of property and equipment....           --          768             22
  Capital expenditures...................................      (25,140)     (24,600)       (32,254)
                                                             ---------    ---------    -----------
NET CASH USED IN INVESTING ACTIVITIES....................      (25,140)     (23,832)    (1,551,597)
                                                             ---------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance............................           --      750,000        682,330
  Contributions from member..............................           --           --        872,801
  Distributions to member................................      (52,727)    (422,142)            --
  Principal payments on long-term debt...................      (90,000)    (732,330)            --
  Deferred financing costs...............................         (198)      (9,897)        (6,892)
                                                             ---------    ---------    -----------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES......     (142,925)    (414,369)     1,548,239
                                                             ---------    ---------    -----------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS.....       (2,074)      (8,107)        10,551
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........        2,444       10,551             --
                                                             ---------    ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............    $     370    $   2,444    $    10,551
                                                             =========    =========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid (net of amount capitalized)..............    $  58,541    $  57,361    $    21,786

          See accompanying notes to consolidated financial statements.

                          NRG NORTHEAST GENERATING LLC
                   CONSOLIDATED STATEMENT OF MEMBER'S EQUITY

                                                                                 ACCUMULATED
                                                     MEMBER                         OTHER         TOTAL
                                                 CONTRIBUTIONS/   ACCUMULATED   COMPREHENSIVE    MEMBER'S
                                                 DISTRIBUTIONS    NET INCOME       INCOME         EQUITY
                                                 --------------   -----------   -------------    --------
                                                                      (IN THOUSANDS)
BALANCES AT APRIL 27, 1999 (INCEPTION).........     $     --       $      --      $     --      $       --
                                                    ========       =========      ========      ==========
Contributions from member......................      872,801                                       872,801
Net income.....................................           --          54,347            --          54,347
                                                    --------       ---------      --------      ----------
BALANCES AT DECEMBER 31, 1999..................     $872,801       $  54,347      $     --      $  927,148
                                                    ========       =========      ========      ==========
Net income.....................................                      283,309            --         283,309
Distributions to member, net...................      (84,486)       (337,656)           --        (422,142)
                                                    --------       ---------      --------      ----------
BALANCES AT DECEMBER 31, 2000..................     $788,315       $      --            --      $  788,315
                                                    ========       =========      ========      ==========
Cumulative effect upon adoption of SFAS No.
  133..........................................     $     --       $      --      $ 14,100      $   14,100
Impact of SFAS No. 133 for the year ending
  December 31, 2001............................           --              --        93,641          93,641
Net income.....................................           --         211,255            --         211,255
                                                    --------       ---------      --------      ----------
Comprehensive income...........................           --         211,255       107,741         318,996
Distributions to member, net...................           --         (52,727)           --         (52,727)
                                                    --------       ---------      --------      ----------
BALANCES AT DECEMBER 31, 2001..................     $788,315       $ 158,528      $107,741      $1,054,584
                                                    ========       =========      ========      ==========

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

     Effective January 1, 2000, the minority ownership interests held by Northeast Generating Holding LLC and NRG Eastern LLC as well as the ownership interest held by NRG Connecticut Generating LLC were transferred to the Company. Since all assets and operations were under common ownership and control since April 27, 1999 (inception), the consolidated financial statements have been presented on a combined basis without minority interest.

     Additional information regarding the Company can be found in NRG Energy's Form 10-K for the twelve months ended December 31, 2001.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORY

     Inventory consists of spare parts, coal, fuel oil and kerosene and is stated at the lower of weighted average cost or market.

     At December 31, 2001 and 2000, Inventory consisted of:

                                                             2001       2000
                                                           --------   --------
                                                             (IN THOUSANDS)
Fuel oil.................................................  $ 83,857   $ 47,616
Spare parts..............................................    57,901     55,277
Coal.....................................................    29,179      3,435
Kerosene.................................................     1,268      1,523
Other....................................................        10          8
                                                           --------   --------
     Total...............................................  $172,215   $107,859
                                                           ========   ========

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Facilities, machinery and equipment.........................    25 to 30 years
Office furnishings and equipment............................    3 to 10 years

     At December 31, 2001 and 2000, property, plant and equipment consisted of the following:

                                                             2001          2000
                                                          ----------    ----------
                                                               (IN THOUSANDS)
Facilities, machinery and equipment...................    $1,441,428    $1,425,274
Land..................................................        51,920        51,917
Construction in progress..............................        22,206        13,234
Office furnishings and equipment......................         1,452         1,441
Accumulated depreciation..............................      (113,688)      (64,788)
                                                          ----------    ----------
Property, plant and equipment, net....................    $1,403,318    $1,427,078
                                                          ==========    ==========

DEFERRED FINANCING COSTS

     Deferred financing costs consist of legal and other costs incurred by the Company to obtain long-term financing. These costs are being amortized over the terms of the related debt.

     Deferred financing costs at December 31, 2001 and 2000 consisted of the following:

                                                                 2001       2000
                                                                -------    ------
                                                                 (IN THOUSANDS)
Deferred financing costs....................................    $10,156    $9,957
Accumulated amortization....................................       (750)     (341)
                                                                -------    ------
Net deferred financing costs................................    $ 9,406    $9,616
                                                                =======    ======

OTHER ASSETS

     Other assets are comprised of prepaid transmission costs pursuant to a long-term contract. These amounts are being amortized over the life of the contract, which is 30 years. At December 31, 2001 and 2000, accumulated amortization of other assets was $1.7 million and $0.9 million, respectively.

REVENUE RECOGNITION

     Revenues from the sale of electricity are recorded based upon the output delivered and capacity provided at rates specified under contract terms or prevailing market rates. Revenues and related costs under cost reimbursable contract provisions are recorded as costs are incurred.

POWER MARKETING ACTIVITIES

     The Company's subsidiaries have entered into contracts with a marketing affiliate for the sale of energy, capacity and ancillary services produced by these subsidiaries, which enable the affiliate to engage in forward sales and hedging transactions to manage the subsidiaries' electricity price exposure. Net gains or losses on hedges by the marketing affiliate, which are physically settled, are recognized in the same manner as the hedged item. The Company receives the net transaction price on all contracts that are physically settled by its marketing affiliate.

INCOME TAXES

     The Company has been organized as a Limited Liability Company (LLC). Therefore, federal and state income taxes are assessed at the member level. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.


     As of December 31, 2001 and 2000, the accompanying financial statements report a balance of $1.4 billion and $1.4 billion, respectively, for net property, plant and equipment. The tax basis of this property is estimated to be $1.2 billion and $1.3 billion as of December 31, 2001 and 2000, respectively. The primary difference is due to accelerated tax depreciation.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (SFAS No. 121). Goodwill will no longer be amortized to comply with the provisions of SFAS No. 142. Instead, goodwill and intangible assets that will not be amortized should be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value. An impairment test is required to be performed within six months of the date of adoption, and the first annual impairment test must be performed in the year the statement is initially adopted.

     NRG Northeast Generating LLC and its subsidiaries as required are adopting SFAS No. 142 on January 1, 2002. All intangible assets and goodwill acquired in the future will be accounted for under the new accounting method. NRG Northeast does not expect to recognize any asset impairments as a result of adopting SFAS No. 142 in the first quarter of 2002.

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. NRG Northeast has not completed its analysis of SFAS No. 143.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. NRG Northeast does not expect to recognize any asset impairments as a result of adopting SFAS No. 144 in the first quarter of 2002.

2. SHORT-TERM BORROWINGS

     On February 21, 2001, the Company renewed, for 90-days, its $50 million floating rate working capital revolving facility. The proceeds of this facility were used to finance the Company's working capital needs. In May 2001, the Company allowed its $50 million floating rate working capital revolving facility to expire.

3. LONG-TERM DEBT

     On February 22, 2000, the Company issued $750 million of senior secured bonds to refinance short-term project borrowings and for certain other purposes. The bond offering included three tranches: $320 million with an interest rate of 8.065% due in 2004; $130 million with an interest rate of 8.842% due in 2015; and $300 million with an interest rate of 9.292% due in 2024. Principal payments are made semi-annually with $107,000,000 due in 2002, $35,000,000 due in 2003,
$38,000,000 due in 2004, and no payments due in 2005 and 2006. The remaining $430,000,000 is due between June 15, 2007 and December 15, 2024. The bonds are jointly and severally guaranteed by each of NRG Northeast's existing and future subsidiaries. The bonds are secured by a security interest in NRG Northeast's membership or other ownership interests in the guarantors and its rights under all intercompany notes between NRG Northeast and the guarantors. At December 31, 2001, there remains $610 million of outstanding bonds.

4. FINANCIAL INSTRUMENTS

     The estimated fair values of NRG Northeast's recorded financial instruments, as of December 31, are as follows:

                                                  2001                    2000
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
                                                         (IN THOUSANDS)
Cash and cash equivalents.............    $    370    $    370    $  2,444    $  2,444
Long-term debt, including current
  portion.............................     610,000     590,284     700,000     751,819

     For cash, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues.

Energy and energy related commodities

     NRG Northeast is exposed to commodity price variability in electricity, emission allowances, natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, NRG Northeast enters into transactions for physical delivery of particular commodities for a specific period. These financial instruments are used to hedge physical deliveries, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. These transactions are utilized to:

     - Manage and hedge its fixed-price purchase and sales commitments;

     - Reduce its exposure to the volatility of spot market prices;

     - Hedge fuel requirements at its generation facilities; and

     - Protect its investment in fuel inventories.

Interest rates

     From time to time, NRG Northeast may use interest rate hedging instruments to protect it from an increase in the cost of borrowing. As of December 31, 2001 and 2000, there were no such instruments outstanding.

5. RELATED PARTY TRANSACTIONS

     The Company's subsidiaries have entered into power sales and agency agreements with NRG Power Marketing Inc., a wholly-owned subsidiary of NRG. The agreements are effective until December 31, 2030. Under the agreements, NRG Power Marketing Inc. will (i) have the exclusive right to manage, market and sell all power no otherwise sold or committed to or by such subsidiaries, (ii) procure and provide to such subsidiaries all fuel required to operate their respective facilities and (iii) market, sell and purchase all emission credits owned, earned or acquired by such subsidiaries. In addition, NRG Power Marketing Inc. will have the exclusive right and obligation to effect the direction of the power output from the facilities.

     Under the agreements, NRG Power Marketing Inc. pays to the subsidiaries gross receipts generated through sales, less costs incurred by NRG Power Marketing Inc. relative to its providing services (e.g. transmission and delivery costs, fuel cost, taxes, employee labor, contract services, etc.) The Company incurs no fees related to these power sales and agency agreements with NRG Power Marketing Inc.

     The Company has no employees and has entered into operation and maintenance agreements with subsidiaries of NRG Operating Services, Inc., a wholly-owned subsidiary of NRG ("NRG Operating Services"). The agreements are effective for five years, with options to extend beyond five years. Under the agreements, the NRG Operating Services company operator operates and maintains its respective facility, including (i) coordinating fuel delivery, unloading and inventory,
(ii) managing facility spare parts, (iii) meeting external performance standards for transmission of electricity, (iv) providing operating and maintenance consulting and (v) cooperating with and assisting the Company in performing the Company's obligations under agreements related to its facilities.

     Under the agreements, the operator charges an annual fee, and in addition, will be reimbursed for usual and customary costs related to providing the services including plant labor and other operating costs. A demobilization payment will be made if the subsidiary elects not to renew the agreement. There are also incentive fees and penalties based on performance under the approved operating budget, the heat rate and safety.

     During 2001 and 2000, the Company incurred annual operating and maintenance costs billed from NRG Operating Services totaling $4.4 million. In addition, the Company incurred $172.4 million and $170.0 million, respectively, for usual and customary costs related to providing the services including plant labor and other operating costs.

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

     During 2001 and 2000, the Company paid NRG approximately $5.1 million and $3.0 million, respectively, for corporate support and services.

7. SALES TO SIGNIFICANT CUSTOMERS

     During 2001, sales to two customers accounted for 58.4% and 14.1% of total revenues. During 2000, sales to three customers accounted for 39.9%, 22.0% and 11.2% of total revenues. During 1999, sales to three customers accounted for 35.0%, 33.0% and 17.6% of total revenues. During 1999, the Company entered into transition agreements with these customers providing for the sale of energy, capacity and other ancillary services generated from certain electric generating facilities acquired from these customers and others. These agreements generally range from four to ten years in duration.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS

No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Derivatives that have been designated as hedges of assets, liabilities or firm commitments, are accounted for using the fair value method. Changes in the fair value of these instruments are recognized in earnings as offsets to the changes in the fair value of the related hedged assets, liabilities and firm commitments. Derivatives that have been designated as hedges of forecasted transactions are accounted for using the cash flow method. Changes in the fair value of these instruments are deferred and recorded as a component of accumulated other comprehensive income (OCI) until the hedged transactions occur and are recognized in earnings. Reclassifications of the deferred gains and losses are included on the same line of the statement of operations in which the hedged item is recorded. The ineffective portion of the change in fair value of a derivative instrument designated as a cash flow hedge is immediately recognized in earnings. The Company formally assesses both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. This assessment includes all components of each derivative's gain or loss unless otherwise noted. When it is determined that a derivative ceases to be a highly effective hedge, hedge accounting is discontinued.

     SFAS No. 133 applies to the Company's long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. At December 31, 2001, the Company had various commodity contracts extending through 2018.

ACCUMULATED OTHER COMPREHENSIVE INCOME

     The following table summarizes the effects of SFAS No. 133 on the Company's Other Comprehensive Income balance as of December 31, 2001:

                                                                  ENERGY
               GAINS/(LOSSES) IN $ THOUSANDS                    COMMODITIES
               -----------------------------                    -----------
OCI balance at December 31, 2000............................     $     --
  Initial adoption of SFAS No. 133..........................       14,100
  Unwound from OCI during period:
  -- due to forecasted transaction no longer probable.......           --
  -- due to unwinding of previously deferred amounts........       14,623
  Mark to market of hedge contracts.........................       79,018
                                                                 --------
OCI balance at December 31, 2001............................     $107,741
                                                                 ========
Gains/(Losses) expected to unwind from OCI during next 12
  months....................................................        8,085

     The adoption of SFAS No. 133 on January 1, 2001, resulted in an unrealized gain of $14.1 million recorded to OCI related to previously deferred net gains on derivatives designated as cash flow hedges. During the year ended December 31, 2001, the Company reclassified losses of $14.6 million from OCI to current-period earnings. This amount is recorded on the same line in the statement of operations in which the hedged item is recorded. Also during the year ended December 31, 2001, the Company recorded a gain in OCI of approximately $79.0 million related to changes in the fair values of derivatives accounted for as hedges. The net balance in OCI relating to SFAS No. 133 as of December 31, 2001 was a gain of approximately $107.7 million. The Company expects $8.1 million of the deferred net gains on derivative instruments accumulated in OCI to be recognized as earnings during the next twelve months.

STATEMENT OF OPERATIONS

     The following tables summarize the effects of SFAS No. 133 on the Company's statement of operations for the period ended December 31, 2001:

                                                                  ENERGY
               GAINS/(LOSSES) IN $ THOUSANDS                    COMMODITIES
               -----------------------------                    -----------
Revenue from majority owned subsidiaries....................     $ (7,630)
Equity in earnings of unconsolidated subsidiaries...........           --
Cost of operations..........................................      (23,597)
Interest expense............................................           --
Other income................................................           --
                                                                 --------
       Total Statement of Operations impact.................     $(31,227)
                                                                 ========

                                                                  ENERGY
               GAINS/(LOSSES) IN $ THOUSANDS                    COMMODITIES
               -----------------------------                    -----------
Net gain/(loss) recognized in earnings due to:
  -- ineffectiveness........................................     $     --
  -- exclusion from assessment of effectiveness.............           --
  -- instrument not accounted for as hedge..................      (31,227)
                                                                 --------
       Total Statement of Operations impact.................     $(31,227)
                                                                 ========

     During the year ended December 31, 2001, the Company recognized no gain or loss due to ineffectiveness of commodity cash flow hedges.

     The Company's earnings for the year ended December 31, 2001 were decreased by an unrealized loss of $31.2 million associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

ENVIRONMENTAL

     The total forecasted capital expenditures during the first 5 years of the ConEd, NiMo, Somerset and CL&P assets acquired by NRG Energy were in the range of $60 million dollars. Currently, the Company is estimating that costs approximating $7.5 million will be required to close out the remaining issues associated with remedial investigations/clean-ups at Somerset, Arthur Kill, Astoria, Middletown, Norwalk Harbor, Devon, and Montville.

     The balance of the estimated $60 million in capital expenditures over the next five years is reserved most notably for landfill construction, installation of NO(x) controls, installation of best available technology for minimizing environmental impacts associated with impingement and entrainment of fish and larvae, particulate matter control improvements, and spill prevention controls. During the years 2001 and 2000, NRG Northeast recorded approximately $7.2 million and $3.0 million of expenditures related to environmental matters, respectively.

     In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. As of December 31, 2001, NRG Northeast has established such accruals in the amount of approximately $5.0 million. Such accruals primarily include estimated costs associated with remediation. NRG Northeast has not used discounting in determining its accrued liabilities for environmental remediation and no claims for possible recovery from third party issuers or other parties related to environmental costs have been recognized in NRG Northeast's consolidated financial statements. NRG Northeast adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimatable, or when current remediation estimates are adjusted to reflect new information.

CONTRACTUAL COMMITMENTS

     During 1999, the Company acquired the Huntley and Dunkirk generating facilities from NiMo. In connection with this acquisition, the Company entered into a four-year agreement with NiMo that requires the Company to provide to NiMo pursuant to a predetermined schedule fixed quantities of energy and capacity at a fixed price.

     During 1999, the Company acquired certain generating facilities from CL&P. The Company also entered into a four-year standard offer agreement that requires the Company to provide to CL&P a portion of its load requirements through the year 2003 at a substantially fixed rate.

     During 1999, the Company acquired the Oswego generating facilities from NiMo and entered into a 4-year transition power sales contract with NiMo in order to hedge NiMo's transition to market rates. Under the agreement, NiMo will pay to Oswego Power a fixed monthly price plus start up fees for the right to claim, at a specified delivery point(s), the installed capacity of unit 5 and for the right to exercise an option for an additional 350 MWW of installed capacity.

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

LITIGATION

FORTISTAR CAPITAL V. NRG ENERGY

     In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of NRG Energy's alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility in New York. NRG Energy disputed Fortistar's allegations and asserted numerous counterclaims, and, in October 1999, NRG Energy, through a wholly-owned subsidiary, closed on the acquisition of the Oswego facility. In April and December 2000, NRG Energy had summary judgment motions to dispose of the litigation. A hearing on these motions was held in February 2001 and certain of Fortistar's claims were dismissed. NRG Energy intends to continue to vigorously defend the suit and believes Fortistar's claims to be without merit. A trial date of May 13, 2002 has been set in respect of the remaining claims.

NEW YORK CLEAN AIR ACT ENFORCEMENT ACTION

     In January 2002 the New York Attorney General and the New York Department of Environmental Control (NYDEC) filed suit in the western district of New York against NRG Energy and NiMo, the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG Energy's assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, NRG Energy could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements.

     NRG Energy expects to respond to the State of New York's complaint on or about March 31, 2002 and intends to vigorously defend against the imposition of any liability for the alleged conduct.

NIAGARA MOHAWK INDEMNITY LITIGATION

     In July 2001, NiMo filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC (Huntley) and Dunkirk Power LLC (Dunkirk). NiMo requests a declaration by the Court that, pursuant to the terms of the Assets Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from NiMo (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. NiMo also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG Energy has counterclaimed against NiMo, and the parties have exchanged discovery requests.

STATION USE POWER

     On September 21, 2000, Dunkirk, Huntley and Oswego Harbor Power LLC (Oswego) filed an action before the FERC seeking its declaration that they are entitled to pay NiMo wholesale prices for the power consumed at their respective generating facilities, rather than paying for such station power at retail rates, as NiMo alleges is required. On September 28, 2000, NiMo filed separate actions against Dunkirk, Huntley and Oswego in the State Supreme Court of New York, seeking, in total, payment of approximately $7.0 million, which NiMo asserts is due under such retail tariff. NiMo asserts that the amount now owed it exceeds $20 million. The Company currently expects that discovery will be completed in the second quarter of 2002. The FERC rendered a decision on March 14, 2001, determining that certain types of station use power are not subject to retail tariffs and granting some relief sought by Dunkirk, Huntley and Oswego. Legal counsel is evaluating the impact of the ruling on the merits of the NiMo litigation. The parties in the state court actions have exchanged written discovery and are engaged in depositions.

NYDEC OPACITY NOTICE OF VIOLATION

     NRG Energy became part of an opacity consent order as a result of acquiring NiMo assets. At the time of financial close, the consent order was being negotiated between NiMo and the NYDEC; it required NiMo to pay a stipulated penalty for each opacity event. On January 14, 2002, the NYDEC issued NRG Energy Notice of Violations (NOV) for opacity events which had occurred since the time the NRG Energy assumed ownership of the Huntley, Dunkirk and Oswego Generating Stations. The NOVs alleged that a total of 7,231 events had occurred where the average opacity during a six-minute block of time had exceeded 20%. The NYDEC set the penalty associated with the NOVs at $900,000.

CL&P TRANSMISSION CONGESTION LITIGATION

     Connecticut Light & Power Company v. NRG Power Marketing, Inc.: This matter involves a claim by CL&P for recovery of amounts it claims are owing for congestion charges under the terms of a Standard Offer Services contract between the parties dated October 29 1999. CL&P just commenced litigation and NRG Power Marketing, Inc. removed it to the United States District Court for the District of Connecticut. NRG Power Marketing, Inc. has answered the Complaint. The case has not yet reached the state of discovery. NRG management is vigorously defending the case. CL&P has asserted a claim in the amount of $13,882,750 for the period between March 2000 and September 30, 2001. NRG Energy has counterclaimed for $1,181,774 representing a payment mistakenly made to CL&P.

9. REGULATORY ISSUES

NEW ENGLAND

     On April 26, 2000 the Federal Energy Regulatory Commission ("FERC") approved a change in the energy market bidding structure in New England from a one part bidding structure with hourly uplift compensation to a three part bidding system with Net Commitment Period Compensation (NCPC). Under this three part bidding system, a supplier submits separate bids for energy, start up costs and no load. Also under this revised bidding structure, a supplier is guaranteed of receiving an amount at least equal to the combination of its start up, no load and accepted energy bids over the course of the day when it is dispatched to run in the energy market. The impact of this change is that payments for operations dispatched out-of-merit, or from operations required to relieve transmission congestion are evaluated over a twenty-four hour period and compensation is paid if the monies received from the energy market are insufficient to cover the as-bid offer. Previously, payments for out-of-merit energy was awarded on an hourly basis and therefore payments received for out-of-merit energy under three part bidding with NCPC are expected to be lower than under previously single part bid market.

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

NEW YORK

     On October 31, 2001, the extension of the New York City mitigation measures to the real time market and out-of-merit dispatches expired. Consolidated Edison Company of New York ("ConEd") has requested an extension of the expanded mitigation measures. On November 27, 2001, the FERC denied this request and directed the NYISO to address the concerns of ConEd in a comprehensive mitigation filing which referenced below. Currently, the New York City mitigation measures only apply in the day-ahead market ("DAM"). The effect of the expiration of part of these mitigation measures means that in the real time market and out-of-merit dispatches, the Company's generating assets in New York City are subject only to the NYISO's New York state mitigation measures.

     On October 31, 2001, the automatic mitigation measure for the entire New York State DAM expired. On November 27, 2001, the FERC approved a NYISO request for extension of the automatic mitigation procedures until April 30, 2002. The FERC also directed the NYISO to file a comprehensive mitigation proposal to be effective May 1, 2002. The NYISO is expected to file this proposal on March 21, 2002. The automatic mitigation measures evaluate a suppliers' bids to determine if (1) the bid exceeds the suppliers' historically accepted bids (over the past 90 days) by more than $100 and (2) that there is an impact on the state-wide or a portion of the state's energy price by more than $100. If both of these occur, the supplier's energy bid is reduced to the facility's historically accepted bids. The impact of the expiration of the automatic mitigation measures means that the Company and other market participants have greater flexibility in submitting bids in the DAM.

     The New York energy markets are subject to a price cap of $1,000 per MWh. This cap will continue indefinitely.

     On September 4, 2001, the FERC approved the request of the NYISO to revise ICAP market to one based on unforced capacity similar to the capacity market in the Pennsylvania New Jersey Maryland Interconnection. The change from a capacity market that is based on ICAP to one based on unforced capacity requires that certain New York City Capacity requirements be revised to reflect the change. Under ICAP methodology, ICAP sold by the Company and other New York City generators was capped at $105 per KW year. In the September 4th order, the FERC increased the price cap to approximately $112 per KW year. Also in the order the FERC reduced the amount of In-City Capacity an LSE must purchase by 8.6%. The amount of New York City capacity that can be sold as unforced capacity is dependent on the availability of the generating assets to NYISO dispatch instructions. Initially, the FERC reduced the amount of capacity available from New York City generation by approximately 7.1%. The effect of these changes is that the capacity price cap is higher while the amount of capacity an LSE must purchase from New York City generation and the amount of available New York City generating capacity is reduced.

                          NRG NORTHEAST GENERATING LLC
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND THE PERIOD APRIL 27, 1999
                                   INCEPTION)
                              TO DECEMBER 31, 1999

              COLUMN A                     COLUMN B              COLUMN C             COLUMN D      COLUMN E
              --------                   ------------    ------------------------    ----------    ----------
                                                                ADDITIONS
                                                         ------------------------
                                          BALANCE AT     CHARGED TO    CHARGED TO                  BALANCE AT
                                         BEGINNING OF    COSTS AND       OTHER                       END OF
             DESCRIPTION                    PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
             -----------                 ------------    ----------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
Allowance for doubtful accounts,
  deducted from accounts receivable
  in the balance sheet:
     2001............................       $8,165        $(8,165)        $ --          $ --         $   --
     2000............................           --          8,165           --            --          8,165
     1999............................           --             --           --            --             --

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

(a)(3) Exhibits

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  3.1      Certificate of Formation of NRG Northeast Generating LLC.+
  3.2      Limited Liability Company Agreement of NRG Northeast
           Generating LLC.+
  3.3      Certificate of Formation of Arthur Kill Power LLC.+
  3.4      Limited Liability Company Agreement of Arthur Kill Power
           LLC.+
  3.5      Certificate of Formation of Astoria Gas Turbine Power LLC.+
  3.6      Limited Liability Company Agreement of Astoria Gas Turbine
           Power LLC.+
  3.7      Certificate of Formation of Connecticut Jet Power LLC.+
  3.8      Limited Liability Company Agreement of Connecticut Jet Power
           LLC.+
  3.9      Certificate of Formation of Devon Power LLC.+
  3.10     Limited Liability Company Agreement of Devon Power LLC.+
  3.11     Certificate of Formation of Dunkirk Power LLC.+
  3.12     Limited Liability Company Agreement of Dunkirk Power LLC.+
  3.13     Certificate of Formation of Huntley Power LLC.+
  3.14     Limited Liability Company Agreement of Huntley Power LLC.+
  3.15     Certificate of Formation of Middletown Power LLC.+
  3.16     Limited Liability Company Agreement of Middletown Power
           LLC.+
  3.17     Certificate of Formation of Montville Power LLC.+
  3.18     Limited Liability Company Agreement of Montville Power LLC.+
  3.19     Certificate of Formation of Norwalk Power LLC.+
  3.20     Limited Liability Company Agreement of Norwalk Power LLC.+
  3.21     Certificate of Formation of Oswego Harbor Power LLC.+
  3.22     Limited Liability Company Agreement of Oswego Harbor Power
           LLC.+
  3.23     Certificate of Formation of Somerset Power LLC.+
  3.24     Limited Liability Company Agreement of Somerset Power LLC.+

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  4.1      Indenture, dated as of February 22, 2000, among NRG
           Northeast Generating LLC, the Guarantors party thereto and
           The Chase Manhattan Bank, as Trustee, relating to the Senior
           Secured Bonds.+
  4.2      First Supplemental Indenture, dated as of February 22, 2000, among NRG Northeast Generating LLC, the Guarantors party
           thereto and The Chase Manhattan Bank, as Trustee, relating to the 8.065% Series A Senior Secured Bonds due 2004, 8.842
           Series B Senior Secured Bonds due 2015 and 9.292% Series C
           Senior Secured Bonds due 2024.+
  4.3      Form of certificate of 8.065% Series A Senior Secured Bonds due 2004 (included in Exhibit 4.2).+
  4.4      Form of certificate of 8.842% Series B Senior Secured Bonds due 2015 (included in Exhibit 4.2).+
  4.5      Form of certificate of 9.292% Series C Senior Secured Bonds due 2024 (included in Exhibit 4.2).+
  4.6      Form of certificate of 8.065% Series A-1 Senior Secured
           Bonds due 2004.+
  4.7      Form of certificate of 8.842% Series B-1 Senior Secured
           Bonds due 2015.+
  4.8      Form of certificate of 9.292% Series C-1 Senior Secured
           Bonds due 2024.+
  4.9      Exchange and Registration Rights Agreement, dated as of
           February 15, 2000, by and among NRG Northeast Generating
           LLC, the Guarantors party thereto, Chase Securities Inc. and
           Salomon Smith Barney Inc., on behalf of the Initial
           Purchasers.+
  4.10     Security Agreement, dated as of February 22, 2000, by and
           among NRG Northeast Generating LLC, the Guarantors party
           hereto and The Chase Manhattan Bank, as Trustee.+
  4.11     Security Agreement, dated as of February 22, 2000, between
           NRG Power Marketing LLC and The Chase Manhattan Bank, as
           Collateral Agent.+
  5.1      Opinion and consent of Skadden, Arps, Slate, Meagher & Flom
           LLP as to the legality of the bonds to be issued by NRG
           Northeast Generating LLC.+
 10.1      Collateral Agency and Intercreditor Agreement, dated as of
           February 22, 2000, by and among NRG Northeast Generating
           LLC, the Guarantors party thereto and The Chase Manhattan
           Bank, as Working Capital Agent, Collateral Agent and
           Trustee.+
 10.2      Working Capital Agreement, dated as of February 22, 2000, by and among NRG Northeast Generating LLC, the Guarantors party thereto and Citibank, N.A. and The Chase Manhattan Bank, as
           Working Capital Banks.+
 10.3      Indemnification Agreement, dated as of December 23, 1999, by and among NRG Energy, The Chase Manhattan Bank and Citibank,
           N.A., as Lender Representatives and the Indemnified
           Parties.+
 10.4      Indemnification Consent Agreement, dated as of February 22,
           2000, by and among NRG Energy, NRG Northeast Generating LLC, the Initial Purchasers party thereto and The Chase Manhattan
           Bank, as Trustee and Collateral Agent.+
 10.5      Restated Intercompany Note dated as of February 22, 2000 by
           Arthur Kill Power LLC in favor of NRG Northeast Generating
           LLC.+
 10.6      Restated Intercompany Note dated as of February 22, 2000 by
           Astoria Gas Turbine Power LLC in favor of NRG Northeast
           Generating LLC.+
 10.7      Restated Intercompany Note dated as of February 22, 2000 by
           Devon Power LLC in favor of NRG Northeast Generating LLC.+
 10.8      Restated Intercompany Note dated as of February 22, 2000 by
           Dunkirk Power LLC in favor of NRG Northeast Generating LLC.+

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.9      Restated Intercompany Note dated as of February 22, 2000 by
           Huntley Power LLC in favor of NRG Northeast Generating LLC.+
 10.10     Restated Intercompany Note dated as of February 22, 2000 by
           Middletown Power LLC in favor of NRG Northeast Generating
           LLC.+
 10.11     Restated Intercompany Note dated as of February 22, 2000 by
           Montville Power LLC in favor of NRG Northeast Generating
           LLC.+
 10.12     Restated Intercompany Note dated as of February 22, 2000 by
           Norwalk Power LLC in favor of NRG Northeast Generating LLC.+
 10.13     Restated Intercompany Note dated as of February 22, 2000 by
           Oswego Harbor Power LLC in favor of NRG Northeast Generating
           LLC.+
 10.14     Restated Intercompany Note dated as of February 22, 2000 by
           Somerset Power LLC in favor of NRG Northeast Generating
           LLC.+
 10.15     Working Capital Intercompany Note dated as of February 22,
           2000 by each of the Guarantors in favor of NRG Northeast
           Generating LLC.+
 10.16     Funds Administration Agreement, dated as of February 22,
           2000, by and among NRG Northeast Generating LLC and the
           Guarantors party thereto.+
 10.17     Power Sales and Agency Agreement dated as of June 25, 1999 between NRG Power Marketing, Inc. and Arthur Kill Power
           LLC.+
 10.18     Power Sales and Agency Agreement dated as of June 25, 1999 between NRG Power Marketing, Inc. and Astoria Gas Turbine
           Power LLC.+
 10.19     Power Sales and Agency Agreement dated as of December 15,
           1999 between NRG Power Marketing, Inc. and Connecticut Jet
           Power LLC.+
 10.20     Power Sales and Agency Agreement dated as of December 15,
           1999 between NRG Power Marketing, Inc. and Devon Power LLC.+
 10.21     Power Sales and Agency Agreement dated as of June 11, 1999 between NRG Power Marketing, Inc. and Dunkirk Power LLC.+
 10.22     Power Sales and Agency Agreement dated as of June 11, 1999 between NRG Power Marketing, Inc. and Huntley Power LLC.+
 10.23     Power Sales and Agency Agreement dated as of December 15,
           1999 between NRG Power Marketing, Inc. and Middletown Power
           LLC.+
 10.24     Power Sales and Agency Agreement dated as of December 15,
           1999 between NRG Power Marketing, Inc. and Montville Power
           LLC.+
 10.25     Power Sales and Agency Agreement dated as of December 15,
           1999 between NRG Power Marketing, Inc. and Norwalk Power
           LLC.+
 10.26     Power Sales and Agency Agreement dated as of October 22,
           1999 between NRG Power Marketing, Inc. and Oswego Harbor
           Power LLC.+
 10.27     Amended and Restated Power Sales and Agency Agreement dated as of July 15, 1999 between NRG Power Marketing, Inc. and
           Somerset Power LLC.+
 10.28     Operation and Maintenance Agreement dated as of June 25,
           1999 between NRG Arthur Kill Operations, Inc. and Arthur
           Kill Power LLC.+
 10.29     Operation and Maintenance Agreement dated as of June 25,
           1999 between NRG Astoria Gas Turbine Operations, Inc. and
           Astoria Gas Turbine Power LLC.+
 10.30     Operation and Maintenance Agreement dated as of December 15,
           1999 between NRG Middletown Operations, Inc. and Connecticut
           Jet Power LLC.+

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.31     Operation and Maintenance Agreement dated as of December 15,
           1999 between NRG Devon Operations, Inc. and Devon Power
           LLC.+
 10.32     Operation and Maintenance Agreement dated as of June 11,
           1999 between NRG Dunkirk Operations, Inc. and Dunkirk Power
           LLC.+
 10.33     Operation and Maintenance Agreement dated as of June 11,
           1999 between NRG Huntley Operations, Inc. and Huntley Power
           LLC.+
 10.34     Operation and Maintenance Agreement dated as of December 15,
           1999 between NRG Middletown Operations, Inc. and Middletown
           Power LLC.+
 10.35     Operation and Maintenance Agreement dated as of December 15,
           1999 between NRG Montville Operations, Inc. and Montville
           Power LLC.+
 10.36     Operation and Maintenance Agreement dated as of December 15,
           1999 between NRG Norwalk Harbor Operations, Inc. and Norwalk
           Power LLC.+
 10.37     Operation and Maintenance Agreement dated as of October 22,
           1999 between NRG Oswego Harbor Power Operations, Inc. and
           Oswego Harbor Power LLC.+
 10.38     Amended and Restated Operation and Maintenance Agreement
           dated as of July 15, 1999 between NRG Somerset Operations,
           Inc. and Somerset Power LLC.+
 10.39     Corporate Services Agreement between NRG Energy, Inc. and
           Arthur Kill Power LLC dated as of June 25, 1999.+
 10.40     Corporate Services Agreement between NRG Energy, Inc. and
           Astoria Gas Turbine Power LLC dated as of June 25, 1999.+
 10.41     Corporate Services Agreement between NRG Energy, Inc. and
           Connecticut Jet Power LLC dated as of December 15, 1999.+
 10.42     Corporate Services Agreement between NRG Energy, Inc. and
           Devon Power LLC dated as of December 15, 1999.+
 10.43     Corporate Services Agreement between NRG Energy, Inc. and
           Dunkirk Power LLC dated as of June 11, 1999.+
 10.44     Corporate Services Agreement between NRG Energy, Inc. and
           Huntley Power LLC dated as of June 11, 1999.+
 10.45     Corporate Services Agreement between NRG Energy, Inc. and
           Middletown Power LLC dated as of December 15, 1999.+
 10.46     Corporate Services Agreement between NRG Energy, Inc. and
           Montville Power LLC dated as of December 15, 1999.+
 10.47     Corporate Services Agreement between NRG Energy, Inc. and
           Norwalk Power LLC dated as of December 15, 1999.+
 10.48     Corporate Services Agreement between NRG Energy, Inc. and
           Oswego Harbor Power LLC dated as of October 22, 1999.+
 10.49     Amended and Restated Corporate Services Agreement between
           NRG Energy, Inc. and Somerset Power LLC dated as of July 15,
           1999.+
 10.50     Transition Capacity Agreement between Arthur Kill Power LLC and Consolidated Edison Company of New York, Inc. dated as of June 25, 1999, incorporated by reference to Exhibit 10.30 to NRG Energy, Inc.'s Form 10Q for the quarter ended June
           30, 1999.
 10.51     Transition Capacity Agreement between Astoria Gas Turbine
           Power LLC and Consolidated Edison Company of New York, Inc.
           dated as of June 25, 1999, incorporated by reference to
           Exhibit 10.29 to NRG Energy, Inc.'s Form 10Q for the quarter ended June 30, 1999.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.52     [Swap] Master Agreement dated as of June 11, 1999 between
           Niagara Mohawk Power Corporation and NRG Power Marketing,
           Inc., incorporated by reference to Exhibit 10.34 to NRG
           Energy, Inc.'s Form 10Q for the quarter ended September 30,
           1999.
 10.53     Transition Power Purchase Agreement (Huntley 65 or 66
           Secondary Call) between Niagara Mohawk Power Corporation and
           Huntley Power LLC dated as of June 11, 1999.+
 10.54     Transition Power Purchase Agreement (Huntley Power
           LLC--Call) between Niagara Mohawk Power Corporation and
           Huntley Power LLC dated as of June 11, 1999, incorporated by reference to Exhibit 10.24 to NRG Energy, Inc.'s Form 10Q
           for the quarter ended June 30, 1999.
 10.55     Wholesale Standard Offer Service Agreement among Blackstone
           Valley Electric Company, Eastern Edison Company, Newport
           Electric Corporation and NRG Power Marketing Inc. dated as of October 13, 1998 (incorporated by reference to Exhibit
           10.18 to NRG Energy, Inc.'s Form 10Q for the quarter ended
           June 30, 1999), as amended by First Amendment to Wholesale
           Standard Offer Service Agreement dated as of January 15,
           1999 (incorporated by reference to Exhibit 10.20 to NRG
           Energy, Inc.'s Form 10Q for the quarter ended June 30,
           1999).
 10.56     Transition Power Purchase Agreement between Niagara Mohawk
           Power Corporation and Oswego Harbor Power LLC dated as of
           April 1, 1999, as amended by Transition Power Purchase 1st
           Amendment between Niagara Mohawk Power Corporation and
           Oswego Harbor Power LLC dated as of July 21, 1999 and 2nd
           Amendment between Niagara Mohawk Power Corporation and
           Oswego Harbor Power LLC dated as of October 19, 1999.+
 10.57     Standard Offer Service Wholesale Sales Agreement between The
           Connecticut Light and Power Company and NRG Power Marketing,
           Inc. dated as of October 29, 1999, incorporated by reference to Exhibit 10.35 to NRG Energy, Inc.'s Form 10Q for the
           quarter ended September 30, 1999.
 10.58     Site Agreement between Niagara Mohawk Power Corporation and
           Huntley Power LLC dated as of May 11, 1999.+
 10.59     Site Agreement between Niagara Mohawk Power Corporation and
           Dunkirk Power LLC dated as of May 11, 1999.+
 10.60     Site Agreement between Niagara Mohawk Power Corporation and
           Oswego Harbor Power LLC dated as of August 19, 1999.+
 10.61     Arthur Kill Continuing Site Agreement between Consolidated
           Edison Company of New York, Inc. and NRG Energy, Inc. dated as of January 27, 1999.+
 10.62     Astoria Gas Turbine Continuing Site Agreement between
           Consolidated Edison Company of New York, Inc. and NRG
           Energy, Inc. dated as of January 27, 1999.+
 10.63     Interconnection Agreement between Niagara Mohawk Power
           Corporation and Huntley Power LLC dated as of April 14,
           1999.+
 10.64     Interconnection Agreement between Niagara Mohawk Power
           Corporation and Dunkirk Power LLC dated as of April 14,
           1999.+
 10.65     Interconnection Agreement between Niagara Mohawk Power
           Corporation and Oswego Harbor Power LLC dated as of July 30,
           1999.+
 10.66     Interconnection Agreement between The Connecticut Light and
           Power Company and NRG Energy, Inc. dated as of July 1,
           1999.+
 10.67     Interconnection Agreement between Montaup Electric Company and NRG Energy, Inc. dated as of October 13, 1998.+

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.68     Generating Plant and Gas Turbine Asset Purchase and Sale
           Agreement for Arthur Kill Generating Plants located at
           Staten Island, Richmond County, New York and Astoria Gas
           Turbines located at Astoria, Queens County, New York between
           Consolidated Edison Company of New York, Inc. and NRG
           Energy, Inc. dated as of January 27, 1999, incorporated by reference to Exhibit 10.21 to NRG Energy, Inc.'s Form 10Q
           for the quarter ended June 30, 1999.
 10.69     Asset Purchase Agreement between Montaup Electric Company
           and NRG Energy, Inc. dated as of October 13, 1998.+
 10.70     Asset Sales Agreement between Niagara Mohawk Power
           Corporation and NRG Energy, Inc. dated as of December 23,
           1998 (incorporated by reference to Exhibit 10.19 to NRG
           Energy, Inc.'s Form 10Q for the quarter ended June 30,
           1999), as amended by Amendment to the Asset Sales Agreement dated as of June 11, 1999 (incorporated by reference to
           Exhibit 10.28 to NRG Energy, Inc.'s Form 10Q for the quarter ended June 30, 1999).
 10.71     Asset Sales Agreement among Niagara Mohawk Power
           Corporation, Rochester Gas and Electric Corporation, Oswego
           Harbor Power LLC and NRG Energy, Inc. dated as of April 1,
           1999.+
 10.72     Asset Demarcation Agreement among The Connecticut Light and
           Power Company, Connecticut Jet Power LLC, Devon Power LLC,
           Middletown Power LLC, Montville Power LLC, Norwalk Power
           LLC, NRG Devon Operations, Inc., NRG Middletown Operations,
           Inc., NRG Montville Operations, Inc., NRG Norwark Harbor
           Operations, Inc. and NRG Energy, Inc. dated as of December
           15, 1999.+
 10.73     Purchase and Sale Agreement between NRG Energy, Inc. and The
           Connecticut Light and Power Company dated as of July 1,
           1999.+
 24        Powers of Attorney (included as part of signature page).

---------------
+ Previously filed.

* File previously filed with Report on Form 10-K for the year ended December 31, 2000

(b) Reports on Form 8-K

     None

FORWARD-LOOKING STATEMENTS

     The information presented in this Form 10-K includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as "may," "expects," "plans," "anticipates," "believes," and similar terms. Forward-looking statements are only predications, and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Company believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

     - General economic conditions including inflation rates and monetary or currency exchange rate fluctuations;

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

     - Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the power generation industry; NRG Northeast or any of its subsidiaries; or changes in credit ratings;

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

     - The completion of the Xcel Energy exchange offer transaction and the business plan Xcel puts in place following such completion.

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

     NRG Northeast undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause NRG Northeast's actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10K should not be construed as exhaustive.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NRG Northeast Generating LLC
                                          --------------------------------------
                                          (Registrant)

                                          /s/ CRAIG A. MATACZYNSKI
                                          --------------------------------------
                                          Craig A. Mataczynski, President

                                          /s/ BRIAN B. BIRD
                                          --------------------------------------
                                          Brian B. Bird, Treasurer
                                          (Principal Financial Officer)
Date: March 29, 2002

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

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 29, 2002:

                   SIGNATURE                                             TITLE
                   ---------                                             -----
/s/ CRAIG A. MATACZYNSKI                          President (Principal Executive Officer)
------------------------------------------------
Craig A. Mataczynski

/s/ BRYAN K. RILEY                                Vice President
------------------------------------------------
Bryan K. Riley

/s/ BRIAN B. BIRD                                 Treasurer (Principal Financial Officer)
------------------------------------------------
Brian B. Bird

/s/ DAVID FISFIS                                  Secretary
------------------------------------------------
David Fisfis

/s/ DAVID H. PETERSON                             Management Committee Member
------------------------------------------------
David H. Peterson

/s/ LEONARD A. BLUHM                              Management Committee Member
------------------------------------------------
Leonard A. Bluhm

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     An annual report will not be sent to security holders. No proxy material will be sent to security holders.