Form 10-Q
period 2002-03-31
NRG NORTHEAST GENERATING LLC
filed 2002-05-15
CIK 1114676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the Quarter Ended: March 31, 2002	Commission File No. 333-42638

NRG Northeast Generating LLC
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1937472 (I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)

(612) 373-5300
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

INDEX

		Page No.

Part I

Item 1	Consolidated Financial Statements and Notes

	Consolidated Statement of Income	1

	Consolidated Balance Sheets	2

	Consolidated Statement of Member’s Equity	3

	Consolidated Statement of Cash Flows	4

	Notes to Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk (Omitted per general instruction H2 (a) and (b) of Form 10-Q)	–

Part II

Item 1	Legal Proceedings	12

Item 6	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	13

	Cautionary Statement Regarding Forward Looking Information

SIGNATURES		15

NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31,
	2002	2001

	(Unaudited)	(Unaudited)

(In thousands)
Operating revenues
Revenues	$131,568	$275,732
Operating costs and expenses
Operating costs	98,035	195,389
Depreciation	12,311	11,983
General and administrative expenses	3,672	4,181

Operating income	17,550	64,179
Other income (expense)
Other income, net	223	590
Interest expense	(15,633)	(15,291)

Net income	$2,140	$49,478

See accompanying notes to consolidated financial statements.

NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Unaudited)

(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$8,762	$370
Accounts receivable	58,611	56,025
Inventory	158,166	172,215
Prepaid expenses	39,827	20,116

Total current assets	265,366	248,726
Property, plant & equipment, net of accumulated depreciation of $125,999 and $113,688	1,398,002	1,403,318
Deferred finance costs, net of accumulated amortization of $851 and $750	9,305	9,406
Derivative instruments valuation — at market	99,837	109,017
Other assets, net of accumulated amortization of $1,961 and $1,737	24,039	24,263

Total assets	$1,796,549	$1,794,730

Liabilities and Member’s Equity
Liabilities:
Current portion of long-term debt	$107,000	$107,000
Accounts payable	2,158	2,550
Accounts payable — affiliates	14,569	—
Accrued fuel and purchased power expense	12,432	27,049
Accrued interest	15,868	2,302
Other accrued liabilities	47,110	41,086
Derivative instruments valuation — at market	33,210	32,504

Total current liabilities	232,347	212,491
Long-term debt	503,000	503,000
Other long-term liabilities	24,348	24,655

Total liabilities	759,695	740,146
Commitments and contingencies
Member’s equity	1,036,854	1,054,584

Total liabilities and member’s equity	$1,796,549	$1,794,730

See accompanying notes to consolidated financial statements.

NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Unaudited)

			Accumulated
	Member		Other	Total
	Contributions/	Accumulated	Comprehensive	Member’s
	Distributions	Net Income	Income	Equity

		(In thousands)
Balances at December 31, 2000	$788,315	$—	—	$788,315

Cumulative effect upon adoption of SFAS No. 133	$—	$—	$14,100	$14,100
Impact of SFAS No. 133 for the three months ended March 31, 2001	—	—	78,286	78,286
Net income	—	49,478	—	49,478

Comprehensive income	—	49,478	92,386	141,864
Distributions to member, net	(66,520)	(49,478)	—	(115,998)

Balances at March 31, 2001	$721,795	$—	$92,386	$814,181

Balances at December 31, 2001	$788,315	$158,528	107,741	$1,054,584

Impact of SFAS No. 133 for the three months Ended March 31, 2002	—	—	(19,870)	(19,870)
Net income	—	2,140	—	2,140

Comprehensive income	—	2,140	(19,870)	(17,730)

Balances at March 31, 2002	$788,315	$160,668	$87,871	$1,036,854

See accompanying notes to consolidated financial statements.

NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2002	2001

	(Unaudited)	(Unaudited)

(In thousands)
Cash flows from operating activities:
Net income	$2,140	$49,478
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	12,311	11,983
Amortization of other assets	224	217
Amortization of deferred financing costs	101	108
Unrealized gains on energy contracts	(9,984)	(1,192)
Changes in assets and liabilities:
Accounts receivable	(2,586)	54,063
Inventories	14,049	(16,500)
Prepaid expenses	(19,711)	(1,093)
Accounts payable	(392)	(954)
Accounts payable — affiliates	14,569	61,940
Accrued interest	13,566	15,303
Accrued fuel and purchased power expense	(14,617)	(7,829)
Other accrued liabilities	6,024	(336)
Other liabilities	(307)	(170)

Net cash provided by operating activities	15,387	165,018

Cash flows from investing activities:
Capital expenditures	(6,995)	(2,698)

Net cash used in investing activities	(6,995)	(2,698)

Cash flows from financing activities:
Distribution to member	–	(115,998)
Deferred financing costs	–	(199)

Net cash used in financing activities	–	(116,197)

Net increase in cash and cash equivalents	8,392	46,123
Cash and cash equivalents at beginning of period	370	2,444

Cash and cash equivalents at end of period	$8,762	$48,567

See accompanying notes to consolidated financial statements.

NRG NORTHEAST GENERATING LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NRG Northeast Generating LLC (the Company or NRG Northeast), a wholly-owned indirect subsidiary of NRG Energy, Inc. (NRG), owns electric power generation plants in the northeastern region of the United States. The Company was formed for the purpose of financing, acquiring, owning, operating and maintaining, through its subsidiaries and affiliates; facilities owned by Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Connecticut Jet Power LLC, Devon Power LLC, Dunkirk Power LLC, Huntley Power LLC, Middletown Power LLC, Montville Power LLC, Norwalk Harbor Power LLC, Oswego Harbor Power LLC and Somerset Power LLC.

     As of December 31, 1999, the Company held a 99% interest in Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Dunkirk Power LLC, Huntley Power LLC, Oswego Harbor Power LLC and Somerset Power LLC. Northeast Generating Holding LLC and NRG Eastern LLC each held a minority interest of 0.5% in Arthur Kill Power LLC (“Arthur Kill Power”), Astoria Gas Turbine Power LLC (“Astoria Gas Turbine Power”), Dunkirk Power LLC, Huntley Power LLC (“Huntley Power”), Oswego Harbor Power LLC (“Oswego Power”) and Somerset Power LLC.

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

     Additional information regarding the Company can be found in NRG Energy’s Form 10-K for the year ended December 31, 2001.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Item 8 — Note 2 to the Company’s financial statements in its annual report on Form 10-K for the year ended December 31, 2001 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

     In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2002 and December 31, 2001, the results of its operations for the three months ended March 31, 2002 and 2001, and its cash flows and member’s equity for the three months ended March 31, 2002 and 2001.

     Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or total member’s equity as previously reported.

1. LONG-TERM DEBT

     On February 22, 2000, the Company issued $750 million of senior secured bonds to refinance short-term project borrowings and for certain other purposes. The bond offering included three tranches: $320 million with an interest rate of 8.065% due in 2004; $130 million with an interest rate of 8.842% due in 2015; and $300 million with an interest rate of 9.292% due in 2024. Principal payments are made semi-annually with $107,000,000 due in 2002, $35,000,000 due in 2003, $38,000,000 due in 2004, and no payments due in 2005 and 2006. The remaining $430,000,000 is due between June 15, 2007 and December 15, 2024. The bonds are jointly and severally guaranteed by each of NRG Northeast’s existing and future subsidiaries. The bonds are secured by a security interest in NRG Northeast’s membership or other ownership interests in the guarantors and its rights under all intercompany notes between NRG Northeast and the guarantors. At March 31, 2002, there remains $610 million of outstanding bonds.

2 – Inventory

Inventory consists of spare parts, coal, fuel oil and kerosene and is stated at the lower of weighted average cost or market.

Inventory consisted of:

(In thousands)	March 31, 2002	December 31, 2001

Fuel oil	$72,087	$83,857
Spare parts	59,055	57,901
Coal	25,796	29,179
Kerosene	1,218	1,268
Other	10	10

Total	$158,166	$172,215

3 – Property, Plant and Equipment, net

Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Facilities, machinery and equipment	25 to 30 years
Office furnishings and equipment	3 to 10 years

Property, Plant and Equipment consisted of:

(In thousands)	March 31, 2002	December 31, 2001

Facilities, machinery and equipment	$1,440,909	$1,441,428
Land	51,920	51,920
Construction in progress	29,713	22,206
Office furnishings and equipment	1,459	1,452
Accumulated depreciation	(125,999)	(113,688)

Property, Plant and Equipment, net	$1,398,002	$1,403,318

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Derivatives that have been designated as hedges of assets, liabilities or firm commitments, are accounted for using the fair value method. Changes in the fair value of these instruments are recognized in earnings as offsets to the changes in the fair value of the related hedged assets, liabilities and firm commitments. Derivatives that have been designated as hedges of forecasted transactions are accounted for using the cash flow method. Changes in the fair value of these instruments are deferred and recorded as a component of accumulated other comprehensive income (OCI) until the hedged transactions occur and are recognized in earnings. Reclassifications of the deferred gains and losses are included on the same line of the statement of operations in which the hedged item is recorded. The ineffective portion of the change in fair value of a derivative instrument designated as a cash flow hedge is immediately recognized in earnings. The Company formally assesses both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. This assessment includes all components of each derivative’s gain or loss unless otherwise noted. When it is determined that a derivative ceases to be a highly effective hedge, hedge accounting is discontinued.

     SFAS No. 133 applies to the Company’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. At March 31, 2002, the Company had various commodity contracts extending through 2018.

Accumulated Other Comprehensive Income

     The following table summarizes the effects of SFAS No. 133 on the Company’s Other Comprehensive Income balance as of March 31, 2002:

Energy
Gains/(Losses) in $ thousands	Commodities

OCI balance at December 31, 2001	$107,741
Unwound from OCI during period:
— due to unwinding of previously deferred amounts	(3,846)
Mark to market of hedge contracts	(16,024)

OCI balance at March 31, 2002	$87,871

Gains/(Losses) expected to unwind from OCI during next 12 months	$42,146

     During the three months ended March 31, 2002, the Company recorded a loss in OCI of approximately $19.9 million related to changes in the fair values of derivatives accounted for as hedges. The net balance in OCI relating to SFAS No. 133 as of March 31, 2002 was a gain of approximately $87.9 million. The Company expects $42.1 million of the deferred net gains on derivative instruments accumulated in OCI to be recognized as earnings during the next twelve months.

Statement of Operations

     The following tables summarize the effects of SFAS No. 133 on the Company’s statement of operations for the three months period ended March 31, 2002:

	Energy
Gains/(Losses) in $ thousands	Commodities

	2002	2001

Revenues	$3,930	—
Operating costs	6,054	$1,192

Total statement of operations impact	$9,984	$1,192

	Energy
Gains/(Losses) in $ thousands	Commodities

	2002	2001

Net gain/(loss) recognized in earnings due to:
— instrument not accounted for as hedge	$9,984	$1,192

Total statement of operations impact	$9,984	$1,192

     During the three months ended March 31, 2002 and 2001, the Company recognized no gain or loss due to ineffectiveness of commodity cash flow hedges.

     The Company’s earnings for the three months ended March 31, 2002 and 2001 were increased by an unrealized gain of $10.0 million and $1.2 million, respectively, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

5. REGULATORY ISSUES

New England

     On April 26, 2001 the Federal Energy Regulatory Commission (“FERC”) approved with a July 2001 implementation date, a change in the energy market bidding structure in New England from a one part bidding structure with hourly uplift compensation to a three part bidding system with Net Commitment Period Compensation (NCPC). Under this three part bidding system, a supplier submits separate bids for energy, start up costs and no load. Also under this revised bidding structure, a supplier is guaranteed of receiving an amount at least equal to the combination of its start up, no load and accepted energy bids over the course of the day when it is dispatched to run in the energy market. The impact of this change is that payments for operations dispatched out-of-merit, or from operations required to relieve transmission congestion are evaluated over a twenty-four hour period and compensation is paid if the monies received from the energy market are insufficient to cover the as-bid offer. Previously, payments for out-of-merit energy was awarded on an hourly basis and therefore payments received for out-of-merit energy under three part bidding with NCPC are expected to be lower than under previously single part bid market.

On August 28, 2001, the FERC ruled that a capacity deficiency of $4.87 per KW per month was appropriate. The deficiency charge acts as a price cap for the Installed Capacity (“ICAP”) market because load-serving entities (“LSE”) that do not satisfy their ICAP purchase obligation must pay the deficiency charge. Previous to this ruling, a temporary deficiency charge of $0.17 per KW per month existed. In the same order, the FERC rejected ISO-NE’s proposed after–the-fact cure period for LSEs ICAP purchase obligation.

Effective May 1, 2002 certain rule changes went into effect which reflect in part the recommendations made by ISO-NE’s market advisor, David Patton. Rule changes that are intended to improve the efficiency of the price signal for energy during high load periods include amending eligibility requirements for resources eligible to set the clearing prices, changes to reserve markets including the inclusion of Replacement Reserves in the Thirty Minute Operating Reserve Markets and rules on transaction across the tie lines to NY.

New York

     On October 31, 2001, the extension of the New York City mitigation measures to the real time market and out-of-merit dispatches expired. Consolidated Edison Company of New York (“ConEd”) has requested an extension of the expanded mitigation measures. On November 27, 2001, the FERC denied this request and directed the NYISO to address the concerns of ConEd in a comprehensive mitigation filing, which is referenced below. On March 20, 2002, the NYISO filed its comprehensive mitigation proposal with the FERC. Under the proposal, the Day-Ahead energy market (“DAM”) bids of New York City suppliers would continue to be mitigated under the existing ConEd mitigation rules with the following changes. Specifically, the DAM bid for each hour, would be compared to the energy price at the Indian Point 2 bus and if the In-City bid exceeded the Indian Point 2 price by more than 107%, all of the DAM energy bids of the supplier would be mitigated to a reference price. The reference price represents either an average of accepted energy bids in the DAM over the last thirty days or a level negotiated with the NYISO. Regarding the real-time energy market (“RTM”), the NYISO proposal for New York City restricts the ability of a facility to bid above its reference price according to the level of congestion In-City. If congestion prohibits energy from being imported into the City and is also present within the New York City loads pockets, the NYISO proposal would restrict the ability to bid above the reference price by approximately two percent. If there is no congestion found in New York City, the facilities can bid approximately one hundred dollars above its referenced price. Currently, the New York City mitigation measures only apply in the day-ahead market (“DAM”). The effect of the expiration of part of these mitigation measures means that in the real time market and out-of-merit dispatches, the Company’s generating assets in New York City are subject only to the NYISO’s New York state mitigation measures.

     On April 30 2002, , the automatic mitigation measure for the entire New York State DAM expired. On May 1, 2002, , the FERC approved a NYISO request for extension of the automatic mitigation procedures until May 31, 2002. The extension was granted to permit the FERC to consider the NYISO’s comprehensive mitigation proposal noted above. The automatic mitigation measures evaluate a suppliers’ bids to determine if (1) the bid exceeds the suppliers’ historically accepted bids (over the past 90 days) by more than $100 and (2) that there is an impact on the state-wide or a portion of the state’s energy price by more than $100. If both of these occur, the supplier’s energy bid is reduced to the facility’s historically accepted bids. The impact of the expiration of the automatic mitigation measures means that the Company and other market participants have greater flexibility in submitting bids in the DAM.

The New York energy markets are subject to a price cap of $1,000 per MWh. This cap will continue indefinitely.

     On September 4, 2001, the FERC approved the request of the NYISO to revise the ICAP market to one based on unforced capacity similar to the capacity market in the Pennsylvania New Jersey Maryland Interconnection. The change from a capacity market that is based on ICAP to one based on unforced capacity requires that certain New York City Capacity requirements be revised to reflect the change. Under ICAP methodology, ICAP sold by the Company and other New York City generators was capped at $105 per KW year. In the September 4th order, the FERC increased the price cap to approximately $112 per KW year. Also in the order the FERC reduced the amount of In-City Capacity an LSE must purchase by 8.6%. The amount of New York City capacity that can be sold as unforced capacity is dependent on the availability of the generating assets to NYISO dispatch instructions. Initially, the FERC reduced the amount of capacity available from New York City generation by approximately 7.1%. The effect of these changes is that the capacity price cap is higher while the amount of capacity an LSE must purchase from New York City generation and the amount of available New York City generating capacity is reduced.

ITEM 2 – MANAGEMENTS DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations as permitted by General Instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company’s revenue and expense items for the quarter ended March 31, 2002 with the quarter ended March 31, 2001.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001

Operating Revenues

For the quarter ended March 31, 2002, the Company had total revenues of $131.6 million, compared to $275.7 million for the quarter ended March 31, 2001, a decrease of $144.1 million or 52.3%. The decrease in revenues for the quarter ended March 31, 2002 versus the same period in 2001 is due to a combination of lower capacity revenues realized of approximately $32 million and an unseasonably warm winter which reduced demand of electricity causing production to decline by 49% compared with the same period in 2001.

Cost of Operations

Operating costs were $98.0 million for the quarter ended March 31, 2002 compared to $195.4 million for the quarter ended March 31, 2001, a decrease of $97.4 million, or 49.8%. Cost of operations primarily consisted of expenses for fuel, and plant operations and maintenance. The decrease in operating costs is primarily due to reduced fuel costs driven by significantly lower generating levels in the period combined with a general decline in market prices for fuel as compared with the same period in 2001. The decrease in fuel costs were partially offset by unrealized gains on energy contracts. The operating margins as a percentage of revenues for the quarter ended March 31, 2002 in comparison with the same period a year ago decreased from 29.1% for the quarter end March 31, 2001 to 25.4% for the quarter ended March 31, 2002. The decrease can be attributed to the decline in the average price realized per megawatt hour generated by the company. New regulatory rules in effect for the quarter ended March 31, 2002 reduced price volatility particularly in New York City where the Company's Plants sell into the merchant market.

Fuel expense for the quarter ended March 31, 2002 was $45.9 million compared to $138.3 million for the quarter ended March 31, 2001. Fuel expense for the quarter ended March 31, 2002 represented 34.9% of revenues compared to 50.2% for the quarter ended March 31, 2001. Fuel expense included $22.9 million of coal, $14.8 million of natural gas, $14.3 million of fuel oil, diesel and other related costs, partially offset by $6.1 million of unrealized gains on energy contracts for the quarter ended March 31, 2002. For the quarter ended March 31, 2001 fuel expense included $36.4 million of coal, $22.0 million of natural gas, $81.1 million of fuel oil, diesel and other related costs, partially offset by $1.2 million of unrealized gains on energy contracts for the quarter ended March 31, 2001.

Plant operations and maintenance expense for the quarter ended March 31, 2002 was $52.1 million compared to $57.1 million for the quarter ended March 31, 2001. Plant operations and maintenance expense for the quarter ended March 31, 2002 represented 39.6% of revenue, and included labor and benefits under operating service agreements of $18.1 million, maintenance parts, supplies and services of $19.2 million and property taxes and other expense of $14.8 million. Plant operations and maintenance expense for the quarter ended March 31, 2001 represented 20.7% of revenue, and included labor and benefits under operating service agreements of $18.1 million, maintenance parts, supplies and services of $21.6 million and property taxes and other expenses of $17.4 million.

Depreciation

Depreciation costs were $12.3 million for the quarter ended March 31, 2002, which is an increase of $0.3 million, or 2.7% from the quarter ended March 31, 2001. The depreciation expense was primarily related to the acquisition costs of the facilities, which are being depreciated over twenty-five to thirty years.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the quarter ended March 31, 2002, compared to $4.2 million for the quarter ended March 31, 2001, a decrease of $0.5 million or 12.2%. For the quarter ended March 31, 2002, general and administrative expenses represented 2.8% of revenues compared to 1.5% for the quarter ended March 31, 2001. General and administrative expenses include costs for outside legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits incurred under operating service agreements.

Interest Expense

Interest expense for the quarter ended March 31, 2002 was $15.6 million compared to $15.3 million for the quarter ended March 31, 2001, an increase of $0.3 million or 2.2%. Interest expense relates to the amortization of deferred finance costs and interest on the senior secured bonds issued on February 22, 2000. Interest expense on the senior secured bonds decreased by $1.6 million in the first quarter of 2002 compared to 2001 due primarily to the declining average principle amounts outstanding. Offsetting this decrease was a $2.0 million increase in interest expense pursuant to interest penalty payments made by the Company in 2002 related to New York State import tax.

Other Income

Other income for the quarter ended March 31, 2002 was $0.2 million compared to $0.6 million for the quarter ended March 31, 2001, an decrease of $0.4 million or 62.2%. The majority of the income relates to interest income earned on cash and cash equivalant balances.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (SFAS No. 121). Goodwill will no longer be amortized to comply with the provisions of SFAS No. 142. Instead, goodwill and intangible assets that will not be amortized should be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value. An impairment test is required to be performed within six months of the date of adoption, and the first annual impairment test must be performed in the year the statement is initially adopted. NRG Northeast Generating LLC and its subsidiaries have adopted the provisions of SFAS No. 142 effective January 1, 2002. No impairments on assets were recorded upon adopting SFAS 142 on January 1, 2002.

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. NRG Northeast Generating LLC and its subsidiaries have adopted SFAS No. 144 effective January 1, 2002. No impairments were recognized as a result of adopting SFAS No. 144 on January 1, 2002.

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 144), that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things, SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement for prior periods required. In addition, SFAS No. 145 amends SFAS No. 13, Accounting for Leases (SFAS No. 13), as it relates to accounting by a leasee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, Accounting for Leases. These provisions of SFAS No. 145 are effective for transaction occurring after May 15, 2002. SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on the Company.

Critical Accounting Policies and Estimates

     The Company management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

     On an ongoing basis, the Company evaluates its estimates utilizing historic experience, consultation with experts and other methods the Company considers reasonable. In any case, actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

     Refer to Item 8 Note 2 of the consolidated financial statements of NRG Northeast Generating LLC Form 10-K for the year ended December 31, 2001 for additional discussion regarding the Company’s critical accounting policies and estimates.

Part II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

Fortistar Capital V. NRG Energy

In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of NRG Energy’s alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility in New York. NRG Energy disputed Fortistar’s allegations and asserted numerous counterclaims, and, in October 1999, NRG Energy, through a wholly-owned subsidiary, closed on the acquisition of the Oswego facility. In April and December 2000, NRG Energy had summary judgment motions to dispose of the litigation. A hearing on these motions was held in February 2001 and certain of Fortistar’s claims were dismissed. On May 8, 2002 the parties resolved the litigation, pending final agreement on the terms of settlement. The settlement also encompasses litigation between the parties with respect to Minnesota Methane LLC.

New York Clean Air Act Enforcement Action

     In January 2002 the New York Attorney General and the New York Department of Environmental Control (NYDEC) filed suit in the western district of New York against NRG Energy and NiMo, the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG Energy’s assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner’s failure to comply with environmental laws and regulations, NRG Energy could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements. NRG Energy has filed a motion to dismiss the claims against it.

Station Use Power

     On September 21, 2000, Dunkirk, Huntley and Oswego Harbor Power LLC (Oswego) filed an action before the FERC seeking its declaration that they are entitled to pay NiMo wholesale prices for the power consumed at their respective generating facilities, rather than paying for such station power at retail rates, as NiMo alleges is required. On September 28, 2000, NiMo filed separate actions against Dunkirk, Huntley and Oswego in the State Supreme Court of New York, seeking, in total, payment of approximately $7.0 million, which NiMo asserts is due under such retail tariff. NiMo asserts that the amount now owed it exceeds $20 million. The Company currently expects that discovery will be completed in the second quarter of 2002. The FERC rendered a decision on March 14, 2001, determining that certain types of station use power are not subject to retail tariffs and granting some relief sought by Dunkirk, Huntley and Oswego. Legal counsel is evaluating the impact of the ruling on the merits of the NiMo litigation. The parties in the state court actions have exchanged written discovery and are engaged in depositions. A tentative trial date has been set for September 2002.

     ITEM 6. Exhibits and Reports on Form 8-K

(A)	Exhibits None

(B)	Reports on Form 8-K None

Cautionary Statement Regarding Forward-Looking Statements

     The information presented in this Form 10-Q includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “believes,” and similar terms. Forward-looking statements are only predications, and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Company believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	General economic conditions including inflation rates and monetary or currency exchange rate fluctuations;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where we have a financial interest;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the power generation industry; NRG Northeast or any of its subsidiaries; or changes in credit ratings;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment;

•	Increased competition in the power generation industry;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	The completion of the Xcel Energy exchange offer transaction and the business plan Xcel puts in place following such completion;

•	Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

•	Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents including NRG Northeast’s Registration Statement No. 333-42638, as amended.

     NRG Northeast undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause NRG Northeast’s actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10Q should not be construed as exhaustive.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG Northeast Generating LLC (Registrant)

/s/ CRAIG A. MATACZYNSKI Craig A. Mataczynski, President

Date: May 15, 2002	/s/ BRIAN B. BIRD Brian B. Bird, Treasurer (Principal Financial Officer)