Form 10-Q
period 2003-03-31
NRG NORTHEAST GENERATING LLC
filed 2003-05-20
CIK 1114676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: March 31, 2003	Commission File No. 333-42638

NRG Northeast Generating LLC

(Exact name of Registrant as specified in its charter)

Delaware	41-1937472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

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

Yes  [  ]     No  [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [X]     No  [  ]

INDEX

Page No.

Part I
Item 1 Consolidated Financial Statements and Notes
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Members’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7-14
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23
Item 3 Quantitative and Qualitative Disclosures About Market Risk	23
Item 4 Controls and Procedures	23
Part II
Item 1 Legal Proceedings	24-26
Item 3 Defaults on Senior Securities	26
Item 6 Exhibits, Financial Statement Schedules, and Reports on Form 8-K	26
Cautionary Statement Regarding Forward Looking Information	26-28
SIGNATURES	29
CERTIFICATIONS	30

Part I – FINANCIAL INFORMATION

Item I – Consolidated Financial Statements and Notes

NRG Northeast Generating LLC And Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,

(In thousands)	2003	2002

Operating revenues
Revenues	$180,214	$131,568
Operating costs and expenses
Operating costs	169,057	98,035
Depreciation	16,336	12,311
General and administrative expenses	10,812	3,672
Special charges	707	—

Operating (loss) income	(16,698)	17,550
Other income (expense)
Other income, net	61	223
Interest expense	(12,594)	(15,633)

Net (loss) income	$(29,231)	$2,140

See accompanying notes to consolidated financial statements.

NRG Northeast Generating LLC And Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	March 31,	December 31,
(In thousands)	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$11,980	$14,354
Accounts receivable, net of allowance for doubtful accounts of $57,761 and $50,712	150,699	118,153
Inventory	102,878	123,963
Derivative instruments valuation	19,189	23,039
Prepaid expenses	60,166	38,309

Total current assets	344,912	317,818
Property, plant and equipment, net of accumulated depreciation of $175,824 and $157,534	1,313,236	1,333,928
Deferred finance costs, net of accumulated amortization of $1,262 and $1,161	9,694	8,995
Derivative instruments valuation	—	9,601
Other assets, net of accumulated amortization of $3,189 and $2,605	22,811	23,395

Total assets	$1,690,653	$1,693,737

Liabilities and Members’ Equity
Liabilities:
Current portion of long-term debt	$556,500	$556,500
Note payable — affiliate	30,000	30,000
Accounts payable	1,037	14,607
Accounts payable-affiliates	44,699	11,476
Accrued fuel and purchased power expense	43,192	37,168
Accrued interest	16,728	4,198
Other accrued liabilities	9,229	11,713
Derivative instruments valuation	18,037	13,017

Total current liabilities	719,422	678,679
Derivative instruments valuation	9,657	7,559
Other long-term obligations	27,766	27,936

Total liabilities	756,845	714,174
Commitments and contingencies
Members’ equity	933,808	979,563

Total liabilities and members’ equity	$1,690,653	$1,693,737

See accompanying notes to consolidated financial statements.

NRG Northeast Generating LLC And Subsidiaries
Consolidated Statements Of Members’ Equity
(UNAUDITED)

For the three months ended March 31, 2003 and 2002

			Accumulated
	Member		Other	Total
	Contributions/	Accumulated	Comprehensive	Members'
(In thousands)	Distributions	Net Income	Income	Equity

Balances at December 31, 2001	$788,315	$158,528	$107,741	$1,054,584

Net income		2,140		2,140
Impact of SFAS No. 133 for the quarter ended March 31, 2002			(19,870)	(19,870)

Comprehensive loss				(17,730)

Balances at March 31, 2002	$788,315	$160,668	$87,871	$1,036,854

Balances at December 31, 2002	$788,315	$162,413	$28,835	$979,563

Net loss		(29,231)	—	(29,231)
Impact of SFAS No. 133 for the quarter ended March 31, 2003			(16,524)	(16,524)

Comprehensive loss				(45,755)

Balances at March 31, 2003	$788,315	$133,182	$12,311	$933,808

See accompanying notes to consolidated financial statements.

NRG Northeast Generating LLC And Subsidiaries
Consolidated Statements Of Cash Flows
(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
(In thousands)	2003	2002

Cash flows from operating activities:
Net (loss)/income	$(29,231)	$2,140
Adjustments to reconcile net (loss)/income to net cash (used) provided by operating activities
Depreciation	18,658	12,311
Unrealized loss/(gain) on energy contracts	4,045	(9,984)
Amortization of deferred financing costs	101	101
Allowance for doubtful accounts	7,049	—
Gain on disposal of property and equipment	(2,210)	—
Changes in assets and liabilities:
Accounts receivable	(39,595)	(2,586)
Inventories	21,085	14,049
Prepaid expenses	(21,857)	(19,711)
Accounts payable	(13,570)	(392)
Accounts payable — affiliates	33,223	14,569
Accrued interest	12,530	13,566
Accrued fuel and purchased power expense	6,024	(14,617)
Other accrued liabilities	(2,484)	6,024
Other assets and liabilities	221	(83)

Net cash (used) provided by operating activities	(6,011)	15,387

Cash flows from investing activities:
Capital expenditures	(432)	(6,995)
Proceeds from disposition of property and equipment	4,869	—

Net cash provided by (used) investing activities	4,437	(6,995)

Cash flows from financing activities:
Deferred financing costs	(800)	—

Net cash used in financing activities	(800)	—

Net (decrease)/increase in cash and cash equivalents	(2,374)	8,392
Cash and cash equivalents at beginning of period	14,354	370

Cash and cash equivalents at end of period	$11,980	$8,762

See accompanying notes to consolidated financial statements.

NRG Northeast Generating LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NRG Northeast Generating LLC (the Company or NRG Northeast), a wholly-owned indirect subsidiary of NRG Energy, Inc. (NRG Energy), owns electric power generation plants in the northeastern region of the United States. The Company was formed for the purpose of financing, acquiring, owning, operating and maintaining, through its subsidiaries and affiliates; facilities owned by Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Connecticut Jet Power LLC, Devon Power LLC, Dunkirk Power LLC, Huntley Power LLC, Middletown Power LLC, Montville Power LLC, Norwalk Power LLC, Oswego Power LLC and Somerset Power LLC.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (SEC) regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Item 15 — Note 2 to the Company’s financial statements in its annual report on Form 10-K for the year ended December 31, 2002 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2003 and December 31, 2002, the results of its operations and members’ equity for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002.

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

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and between Ca and C at Moody’s, depending on the specific debt issue. NRG Northeast secured bonds currently carry a rating of D at S&P and B1 at Moody’s.

     As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion as of December 31, 2002, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

     NRG Energy and certain wholly owned subsidiaries have failed to timely make several interest and/or principal payments on indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable. For more specific information regarding NRG Energy’s liquidity issues, refer to “Liquidity Issues” in

Item I of Form 10-K filed by NRG Energy on March 31, 2003.

     Since March 31, 2003 NRG Energy failed to make a first-quarter payment of $19.1 million due on March 31, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $13.6 million interest payment due on April 1, 2003 on the $350 million of 7.75% senior unsecured notes maturing 2011; a $21.6 million interest payment due on April 1, 2003 on the $500 million of 8.625% senior unsecured notes maturing 2031; and a $9.6 million interest payment due on May 1, 2003 on the $240 million of 8.0% senior unsecured notes maturing 2013. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319 million of debt issued by NRG Peaker Finance Company LLC. Accordingly, these facilities are in default.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB- by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.1 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement call for Xcel Energy to make payments to NRG Energy over the next 13 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including NRG Northeast) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13204 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that the company had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by NRG Northeast and some of NRG Northeast’s subsidiaries. The company anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code.

     The accompanying financial statements have been prepared assuming NRG Northeast will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Debt

     As of March 31, 2003, NRG Energy has failed to make scheduled payments on interest and/or principal on approximately $4.0 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy. In addition to the missed debt payments, a significant amount of NRG Energy’s debt and other obligations contain terms, which require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG Energy experienced in 2002, NRG Energy estimates that it is in default of its obligations to post collateral of approximately $1.1 billion, principally to fund equity guarantees associated with its construction revolver financing facility, to fund debt service reserves and other guarantees related to NRG Energy projects and to fund trading operations.

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations, because it does not have sufficient funds to meet such requirements and obligations. There can be no assurance that NRG Energy’s creditors ultimately will accept any consensual restructuring plan under the bankruptcy process. For discussion of NRG Energy’s restructuring activities, refer to Note 1 in the Form 10-Q filed by NRG Energy for the three months ended March 31, 2003 and Form 8-K filed by NRG Energy on May 16, 2003.

     Pending the resolution of NRG Energy’s credit contingencies, NRG Energy and NRG Northeast has classified as current liabilities those long-term debt obligations that lenders have the ability to accelerate within twelve months of the balance sheet date.

3. Inventory

     Inventory consists of spare parts, coal, fuel oil and kerosene and is stated at the lower of weighted average cost or market value:

(In thousands)	March 31, 2003	December 31, 2002

Fuel oil	$31,711	$47,052
Spare parts	58,895	59,524
Coal	10,364	14,378
Kerosene	1,739	2,852
Other	169	157

Total	$102,878	$123,963

     4.     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Facilities, machinery and equipment	10 to 30 years
Office furnishings and equipment	3 to 10 years

     Property, plant and equipment consisted of:

(In thousands)	March 31, 2003	December 31, 2002

Facilities, machinery and equipment	$1,414,453	$1,415,726
Land	46,925	46,925
Construction in progress	26,486	27,615
Office furnishings and equipment	1,196	1,196
Accumulated depreciation	(175,824)	(157,534)

Property, plant and equipment, net	$1,313,236	$1,333,928

     In light of economic developments related to the Connecticut assets and the FERC issued order regarding cost of service reimbursements, NRG Northeast reassessed the asset lives for the Connecticut facilities. The shorter depreciable lives resulted in an increase in depreciation of approximately $6.0 million for the three months ended March 31, 2003.

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

     SFAS No. 133 applies to the Company’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. At March 31, 2003, the Company had derivative contracts extending through December 2006.

Accumulated Other Comprehensive Income

     The following table summarizes the effects of SFAS No. 133 on the Company’s OCI balance:

Gains/(Losses)	Three Months Ended
(In thousands)	March 31,

	2003	2002

Beginning Balance	$28,835	$107,741
Previously deferred amounts unwound from OCI	(12,764)	(3,846)
Mark to market to hedge contracts	(3,760)	(16,024)

Ending Balance	$12,311	$87,871

Gains/(Losses) expected to unwind from OCI during next 12 months	$12,311	42,146

     Gains of $12.8 million were reclassified from OCI to current period earnings during the three months ended March 31, 2003 due to the unwinding of previously deferred amounts. These amounts are recorded on the same line item in the statement of operations in which the hedged items are recorded. During the three months ended March 31, 2003, the Company recorded a loss of approximately $3.8 million in OCI, related to changes in the fair values of derivatives accounted for as hedges. The net balance in OCI relating to SFAS No. 133 as of March 31, 2003 was a gain of approximately $12.3 million. The Company expects $12.3 million of the deferred net gains on derivative instruments accumulated in OCI to be recognized as earnings during the next twelve months.

Statement of Operations

     The following table summarizes the effects of SFAS No. 133 on the Company’s statement of operations:

Gains/(Losses)	Three Months Ended
(In thousands)	March 31,
	2003	2002

Revenues	$(2,239)	$3,930
Operating costs	(1,806)	6,054

Total statement of operations impact	$(4,045)	$9,984

     During the three months ended March 31, 2003 and 2002, the Company recognized no gain or loss due to ineffectiveness of commodity cash flow hedges.

     The Company’s earnings for the three months ended March 31, 2003 were decreased by unrealized losses of $4.0 million and for the three months ended March 31, 2002 were increased by unrealized gains of $10.0 million, respectively, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

6. Regulatory Issues

     NRG Northeast is impacted by rule/tariff changes that occur in the existing ISOs. On March 1, 2003, ISO-New England implemented its version of Standard Market Design. This change dramatically modifies the New England market structure by incorporating Locational Marginal Pricing (pricing by location rather than on a New England wide basis). On February 26, 2003, NRG Northeast filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC) for the following Connecticut facilities: Middletown Power LLC, Montville Power LLC, Norwalk Power LLC and Devon Power LLC units 11-14 (collectively the NRG Subsidiaries). In the filing, NRG Northeast requested that major and minor maintenance expenses of the NRG Subsidiaries be paid for through a tracking mechanism that would insure that NRG Northeast receives compensation only for actual maintenance expenses. Under the proposed cost of service agreement, the other NRG Energy costs would be paid through a monthly cost-based payment. NRG Northeast requested an effective date of February 27, 2003. The cost of service filing was made notwithstanding the impending implementation of Standard Market Design in New England, including the adoption of Locational Marginal Pricing. Even though NRG Northeast views this change as a significant improvement to the existing market design, NRG Northeast still considered the energy market within New England as insufficient to allow for NRG Northeast to recover its reasonable costs and earn a reasonable return on investment.

     On March 25, 2003, FERC issued an order (the March Order) approving the NRG Subsidiaries’ spring 2003 maintenance expenses, subject to refund and authorized an effective date of February 27, 2003. In the March Order, FERC also required the establishment of an escrow account for the payment of the maintenance expenses and that ISO New England would act as the escrow agent.

     On April 25, 2003, the FERC issued an order (the April Order) rejecting the remaining part of the proposed cost of service agreement, including the monthly cost-based payment. Rather, FERC authorized NRG Northeast to recover its other fixed costs by including fixed costs in its energy market bids until ISO New England implements locational or deliverability capacity or resource adequacy requirements, which should be no later than June 1, 2004. Specifically, FERC authorized any generating facility located in a “designated congestion area,” such as Connecticut, with a capacity factor of ten percent or less in 2002 to include fixed costs in its energy market bids. The April Order was unclear whether the ten percent test would be done on a station or unit basis. If the test were done on a station basis all of the NRG Subsidiaries would satisfy the test. Under a unit basis, the following facilities would not qualify: Devon 12, Middletown 2 and 3, and Norwalk 2. However, under the ten percent test, NRG Energy’s other Connecticut facilities such as Cos Cob and the remote jets would qualify. In the April Order, FERC also approved fixed costs for the NRG Subsidiaries in the amount of $103.4 million. In the April Order, FERC stated that an expedited procedure would be developed for the paying entities to examine the fixed costs of the NRG Subsidiaries but that any changes in the approved fixed costs would have only a prospective effect.

     Until the impact of the rate structure change on future cash flows of each affected NRG Northeast facility can be estimated, it is not determinable whether there are any recoverability issues for a portion of the approximately $400 million of related plant assets for these facilities. If the rates approved by FERC for NRG Northeast’s Connecticut generating facilities are insufficient to provide future cost recovery, additional asset impairment charges could be forth coming. NRG Northeast is filing with FERC for additional clarification of the April Order.

7. Commitments and Contingencies

Litigation

     The New York Voluntary Bankruptcy Case

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including NRG Northeast) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

Connecticut Light & Power Company v. NRG Power Marketing Inc., Docket No. 3:01-CV-2373 (A WT), pending in the United States District Court, District of Connecticut

     This matter involves a claim by Connecticut Light & Power Company for recovery of amounts it claims are owing for congestion charges under the terms of a Standard Offer Services contract between the parties, dated October 29, 1999. CL&P has served and filed its motion for summary judgment to which NRG Power Marketing filed a response on March 21, 2003. CL&P has offset approximately $30 million from amounts owed to NRG Power Marketing, claiming that it has the right to offset those amounts under the contract. NRG Power Marketing, has counterclaimed seeking to recover those amounts, arguing among other things that CL&P has no rights under the contract to offset them. On May 14, 2003, NRG Power Marketing provided notice to CL&P of termination of the contract effective May 19, 2003. Pursuant to the request of the Attorney General of Connecticut and the Connecticut Department of Public Utility Control. On May 16, 2003, the Federal Energy Regulating Commission (FERC) issued an Order directing NRG Power Marketing to continue to provide service to CL&P under the contract, pending further order by FERC. NRG Power Marketing cannot estimate at this time the likelihood of an unfavorable outcome in this matter, or the overall exposure for congestion charges for the full term of the contract. Although the outcome of this litigation may have an affect on NRG Northeast, NRG Northeast is not a party to this litigation.

The State of New York and Erin M. Crotty, as Commissioner of the New York State Department of Environmental Conservation v. Niagara Mohawk Power Corporation et al., United States District Court for the Western District of New York, Civil Action No. 02-CV-002S

     In January, 2002, NRG Energy and Niagara Mohawk Power Corporation (NiMo) were sued by the New York Department of Environmental Conservation in federal court in New York. The complaint asserted that projects undertaken at NRG Energy’s Huntley and Dunkirk plants by NiMo, the former owner of the facilities, required preconstruction permits pursuant to the Clean Air Act and that the failure to obtain these permits violated federal and state laws. In July, 2002, NRG Energy filed a motion to dismiss. On March 27, 2003 the court dismissed the complaint against NRG Energy with prejudice as to the federal claims and without prejudice as to the state claims. It is possible the state will appeal this dismissal to the Second Circuit Court of Appeals. In the meantime, on April 25, 2003, the state provided to NRG Energy notice of intent to again sue the Company and various affiliates by filing a second amended complaint in this same action in the federal court in New York, asserting against the NRG Defendants violations of operating permits and deficient operating permits at the Huntley and Dunkirk plants. If the case ultimately is litigated to a judgment and there is an unfavorable outcome that could not be addressed through use of compliant fuels and/or a plantwide applicability limit, NRG Energy has estimated that the total investment that would be required to install pollution control devices could be as high as $300 million over a ten to twelve-year period, and NRG Energy may be responsible for payment of certain penalties and fines.

Niagara Mohawk Power Corporation v. NRG Energy, Inc., Huntley Power, LLC, and Dunkirk Power, LLC, Supreme Court, State of New York, County of Onondaga, Case No. 2001-4372

     NRG Energy has asserted that NiMo is obligated to indemnify it for any related compliance costs associated with resolution of the enforcement action. NiMo has filed suit in state court in New York seeking a declaratory judgment with respect to its obligations to indemnify NRG Energy under the asset sales agreement. NRG Energy has pending a summary judgment motion on its entitlement to be reimbursed by NiMo for the attorneys’ fees NRG Energy has incurred in the enforcement action, and that motion should be heard within the next 60 days.

Huntley Power LLC, Dunkirk Power LLC and Oswego Power LLC

     All three of these facilities have been issued Notices of Violation with respect to opacity exceedances. NRG Energy has been engaged in consent order negotiations with the New York State Department of Environmental Conservation (DEC) relative to opacity issues affecting all three facilities periodically since 1999. One proposed consent order was forwarded by DEC under cover of a letter dated January 22, 2002, which makes reference to 7,890 violations at the three facilities and contains a proposed payable penalty for such violations of $900,000. On February 5, 2003, DEC sent to NRG Energy a proposed Schedule of Compliance and asserted that it is to be used in conjunction with newly-drafted consent orders. NRG Energy has not yet received the consent orders although NRG Energy has been told by DEC that DEC is now seeking a penalty in excess of that cited in its January 22, 2002 letter. NRG Energy expects to continue negotiations with DEC regarding the proposed consent orders, including the Schedule of Compliance and the penalty amount. NRG Energy cannot predict whether those discussions with the DEC will result in a settlement and, if they do, what sanctions will be imposed. In the event that the consent order negotiations are unsuccessful, NRG Energy does not know what relief DEC will seek through an enforcement action and what the result of such action will be.

Niagara Mohawk Power Corporation v. Dunkirk Power LLC, et al., Supreme Court, Erie County, Index No. 1-2000-8681

     On October 2, 2000, plaintiff Niagara Mohawk Power Corporation commenced this action against NRG Energy to recover damages plus late fees, less payments received through the date of judgment, as well as any additional amounts due and owing, for electric service provided to the Dunkirk Plant after September 18, 2000. Plaintiff Niagara Mohawk claims that NRG Energy has failed to pay retail tariff amounts for utility services commencing on or about June 11, 1999 and continuing to September 18, 2000 and thereafter. Plaintiff has alleged breach of contract, suit on account, violation of statutory duty, and unjust enrichment claims. On or about October 23, 2000, NRG Energy served an answer denying liability and asserting affirmative defenses.

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

Niagara Mohawk Power Corporation v. Huntley Power LLC, NRG Huntley Operations, Inc., NRG Dunkirk Operations, Inc., Dunkirk Power LLC, Oswego Harbor Power LLC, and NRG Oswego Operations, Inc., Case Filed November 26, 2002 in Federal Energy Regulatory Commission Docket No. EL 03-27-000.

     This is the companion action filed by Niagara Mohawk at FERC, similarly asserting that Niagara Mohawk is entitled to receive retail tariff amounts for electric service provided to the Huntley, Dunkirk and Oswego plants. The parties are currently engaged in settlement negotiations in an attempt to resolve both this FERC action and the above-referenced state court proceedings respecting amounts owing for electrical service provided to these three plants. At this stage of the proceedings, NRG Energy cannot estimate the likelihood of an adverse determination. As noted above, the cumulative potential loss could exceed $35 million.

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

NYISO Claims

     In November 2002, the NYISO notified NRG Northeast of claims related to New York City mitigation adjustments, general NYISO billing true-ups and other miscellaneous charges related to sales between November 2000 and October 2002. NRG Northeast disagrees with both the validity and calculation of many of the claims and is currently negotiating with the NYISO over the ultimate disposition. NRG Northeast continues to negotiate with no additional amounts being reserved during the three months ended March 31, 2003.

Guarantees

     The Company is directly liable for the obligations of certain of its subsidiaries pursuant to guarantees relating to certain of their operating obligations. In addition, in connection with the purchase and sale of fuel, emission credits and power generation products to and from third parties with respect to the operation of some of the Company’s generation facilities in the United States, the Company may be required to guarantee a portion of the obligations of certain of its subsidiaries. As of March 31, 2003, the Company’s obligations pursuant to its guarantees of the performance of its subsidiaries totaled approximately $105.8 million.

8. Special Charges

The Company incurred $0.7 million of restructuring costs consisting of advisor fees. These costs were recognized as special charges in the statement of operations.

9. Asset Retirement Obligation

     Effective January 1, 2003, NRG Northeast adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

     NRG Northeast has identified certain retirement obligations at Somerset Power LLC, a wholly owned subsidiary of NRG Northeast, related primarily to future environmental obligations. NRG Northeast has also identified other asset retirement obligations that could not be calculated because the assets associated with the retirement obligations were determined to have an indeterminate life. The adoption of SFAS No. 143 resulted in recording a $0.2 million increase to property, plant and equipment and a $0.3 million increase to other long-term obligations. The cumulative effect of adopting SFAS No. 143 was approximately a $0.1 million increase to depreciation expense and approximately a $0.1 million increase to interest expense.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the three months ended March 31, 2003:

		Accretion in
Description	Beginning Balance	Quarter Ended	Ending Balance
(in thousands)	Jan. 1, 2003	March 31, 2003	March 31, 2003

Somerset Power LLC	$313	$10	$323

Total	$313	$10	$323

     The following represents the pro-forma effect on NRG Northeast’s net income for the three months ended March 31, 2002, as if NRG Northeast had adopted SFAS No. 143 as of January 1, 2002:

Three Months Ended March 31, 2002
(In thousands)

Net income as reported	$2,140
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(145)

Pro-forma net income	$1,995

10. Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that supersedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. NRG Northeast adopted this standard as of January 1, 2003 and has no extraordinary gains or losses that will require restatement.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, The FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for the obligations the guarantor has undertaken in issuing the guarantee. See Note 7.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Due to the factors discussed below, as well as other matters discussed herein, NRG Energy’s financial condition has deteriorated significantly in the recent past. See “Liquidity ” below. As a result, NRG Energy does not contemplate that it will have sufficient funds to make required principal and interest payments on its corporate debt, which means that NRG Energy will remain in default of the various corporate level debt obligations.

Industry Dynamics

     An unregulated merchant power company in the United States can be characterized in two ways, as a generator or as an energy merchant, with some companies having characteristics of both. In the United States, generators are either outgrowths of regulated utilities, developers or independent aggregators of plants divested by utilities. Generators have grown through acquisitions or the construction of new power plants. Energy merchants have emphasized risk management and trading skills over the ownership of physical assets. Energy deregulation paved the way for development of these companies, with utilities in some regions forced to sell off some of their generating capacity and buy electricity on the wholesale market or through power procurement agreements.

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

     Weather — On the whole, the summer of 2001, the winter of 2001/2002 and the summer of 2002 were mild in the United States. This together with an oversupply of new generation in many markets has driven down energy prices significantly.

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

Results of Operations

For the three months ended March 31, 2003 compared to the three months ended March 31, 2002

     Net loss for the three months ended March 31, 2003 was $29.2 million, compared to a net income for the three months ended March 31, 2002 of $2.1 million. This decrease in net income was due to the factors described below.

Operating Revenues

     For the three months ended March 31, 2003, the Company had total revenues of $180.2 million, compared to $131.6 million for the same period in 2002, an increase of $48.6 million or 36.9%. The increase in revenues is due to improved market prices in 2003, resulting from increased natural gas prices. This increase was due to the New York assets. In addition to increased prices, there were increased megawatt hours produced. This increase was offset by decreases related to the Connecticut assets due to losses on the Standard Offer contract.

Operating Costs

     For the three months ended March 31, 2003, operating costs were $169.1 million compared to $98.0 million for the same period in 2002, an increase of $71.1 million, or 72.6%. Operating costs primarily consist of expenses for fuel, plant operations and maintenance, property and other non-income related taxes and unrealized gains or losses associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133. The increase in operating costs is primarily due to an overall increase in fuel expense.

     For the three months ended March 31, 2003, fuel expense was $113.5 million compared to $45.9 million for the same period in 2002, an increase of $67.6 million or 147.3% caused by higher generation and higher natural gas prices compared to the first three months of 2002.

     For the three months ended March 31, 2003, plant operations and maintenance expense was $53.7 million compared to $52.2 million for the same period in 2002, an increase of $1.5 million or 2.9%. Labor and benefits was $21.5 million compared to $18.0 million for the same period 2002. This increase is due to increased pension and other benefit costs. Maintenance, parts, supplies and services were $18.5 million for the three months ended March 31, 2003 compared to $19.3 million for the same period ended 2002. This decrease is due to reduced service costs from leveraging the portfolio. Property and other non-income based taxes was $13.7 million for the three months ended March 31, 2003 compared to $14.9 million for the same period in 2002 due to reduced payments in lieu of taxes.

Depreciation

     For the three months ended March 31, 2003, depreciation costs were $16.3 million compared to $12.3 million for the same period in 2002, an increase of $4.0 million or 32.5%. Depreciation expense is related to the acquisition costs of the facilities and routine capital additions, which are being depreciated over ten to thirty years. The increase in depreciation expense is attributable to shorter depreciable lives on the Connecticut facilities, which was effective January 1, 2003. In light of economic developments related to the Connecticut assets and the FERC issued order regarding cost of service reimbursements, NRG Northeast reassessed the asset lives.

General and Administrative Expenses

     For the three months ended March 31, 2003, general and administrative expenses were $10.8 million compared to $3.7 million for the same period in 2002, an increase of $7.1 million or 191.9%. General and administrative expenses include costs for outside legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits incurred under operating service agreements and bad debt expense. The increase was due to $6.2 million of bad debt expense recorded in the first three months of 2003 for collectibility issues primarily related to one contract.

Special Charges

     For the three months ended March 31, 2003, special charges were $0.7 million compared to zero for the same period in 2002. Special charges consist of restructuring costs and advisor fees.

Regulatory Issues

     NRG Northeast is impacted by rule/tariff changes that occur in the existing ISOs. On March 1, 2003, ISO-New England implemented its version of Standard Market Design. This change dramatically modifies the New England market structure by incorporating Locational Marginal Pricing (pricing by location rather than on a New England wide basis). On February 26, 2003, NRG Northeast filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC) for the following Connecticut facilities: Middletown Power LLC, Montville Power LLC, Norwalk Power LLC and Devon Power LLC units 11-14 (collectively the NRG Subsidiaries). In the filing, NRG Northeast requested that major and minor maintenance expenses of the NRG Subsidiaries be paid for through a tracking mechanism that would insure that NRG Northeast receives compensation only for actual maintenance expenses. Under the proposed cost of service agreement, the other NRG Energy costs would be paid through a monthly cost-based payment. NRG Northeast requested an effective date of February 27, 2003. The cost of service filing was made notwithstanding the impending implementation of Standard Market Design in New England, including the adoption of Locational Marginal Pricing. Even though NRG Northeast views this change as a significant improvement to the existing market design, NRG Northeast still considers the energy market within New England as insufficient to allow for NRG Northeast to recover its reasonable costs and earn a reasonable return on investment.

     On March 25, 2003, FERC issued an order (the March Order) approving the NRG Subsidiaries’ spring 2003 maintenance expenses, subject to refund and authorized an effective date of February 27, 2003. In the March Order, FERC also required the establishment of an escrow account for the payment of the maintenance expenses and that ISO New England would act as the escrow agent.

     On April 25, 2003, the FERC issued an order (the April Order) rejecting the remaining part of the proposed cost of service agreement, including the monthly cost-based payment. Rather, FERC authorized NRG Northeast to recover its other fixed costs by including fixed costs in its energy market bids until ISO New England implements locational or deliverability capacity or resource adequacy requirements, which should be no later than June 1, 2004. Specifically, FERC authorized any generating facility located in a “designated congestion area,” such as Connecticut, with a capacity factor of ten percent or less in 2002 to include fixed costs in its energy market bids. The April Order was unclear whether the ten percent test would be done on a station or unit basis. If the test were done on a station basis all of the NRG Subsidiaries would satisfy the test. Under a unit basis, the following facilities would not qualify: Devon 12, Middletown 2 and 3, and Norwalk 2. However, under the ten percent test, NRG Energy’s other Connecticut facilities such as Cos Cob and the remote jets would qualify. In the April Order, FERC also approved fixed costs for the NRG Subsidiaries in the amount of $103.4 million. In the April Order, FERC stated that an expedited procedure would be developed for the paying entities to examine the fixed costs of the NRG Subsidiaries but that any changes in the approved fixed costs would have only a prospective effect.

     Until the impact of the rate structure change on future cash flows of each affected NRG Northeast facility can be estimated, it is not determinable whether there are any recoverability issues for a portion of the approximately $400 million of related plant assets for these facilities. If the rates approved by FERC for NRG Northeast’s Connecticut generating facilities are insufficient to provide future cost recovery, additional asset impairment charges could be forth coming. NRG Northeast is filing with FERC for additional clarification of the April Order.

Interest Expense

     Interest expense for the three months ended March 31, 2003 was $12.6 million compared to $15.6 million for the three months ended March 31, 2002, a decrease of $3.0 million or 19.2%. Interest expense primarily relates to the amortization of deferred finance costs and interest on the senior secured bonds issued on February 22, 2000 and the affiliated note payable issued on June 15, 2002. The decrease in interest expense is attributable to a decline in the average principle amounts outstanding on the senior secured indebtedness.

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

     Refer to Item 15 Note 2 of the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2002 for additional discussion regarding the Company’s accounting policies and estimates.

Liquidity

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

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’sunsecured bonds carry a rating of D at S&P and between Ca and C at Moody’s, depending on the specific debt issue. NRG Northeast Generating LLC secured bonds currently carry a rating of D at S&P and B1 at Moody’s.

     As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion as of December 31, 2002, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

     NRG Energy and certain wholly owned subsidiaries have failed to timely make several interest and/or principal payments on indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable. For more specific information regarding NRG Energy’s liquidity issues, refer to “Liquidity Issues” in Item I of Form 10-K filed by NRG Energy on March 31, 2003.

     Since March 31, 2003 NRG Energy failed to make a first-quarter payment of $19.1 million due on March 31, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $13.6 million interest payment due on April 1, 2003 on the $350 million of 7.75% senior unsecured notes maturing 2011; a $21.6 million interest payment due on April 1, 2003 on the $500 million of 8.625% senior unsecured notes maturing 2031; and a $9.6 million interest payment due on May 1, 2003 on the $240 million of 8.0% senior unsecured notes maturing 2013. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319 million of debt issued by NRG Peaker Finance Company LLC. These facilities are in default.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB— by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.1 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan has served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

      On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement call for Xcel Energy to make payments to NRG Energy over the next 13 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including NRG Northeast) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that the company had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast and some of NRG Northeast’s subsidiaries. The company anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

     On May 15, 2003, NRG Energy announced that it has been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Cash Flows

	For the three months ended
	March 31,

(In thousands)	2003	2002

Net cash (used) / provided by operating activities	$(6,011)	$15,387

     Net cash provided by operations decreased during the three months ended March 31, 2003, compared to the same period in 2002. The most significant changes in working capital items related to the increases in Accounts Receivable and Prepaid Expenses during 2003.

	For the three months ended
	March 31,

(In thousands)	2003	2002

Net cash provided by / (used) in investing activities	$4,437	$(6,995)

     Net cash provided by investing activities for the three months ended March 31, 2003, increased in comparison to the same period in 2002. The increase is due to a reduction in capital expenditures and cash proceeds received upon sale of property.

	For the three months ended
	March 31,

(In thousands)	2003	2002

Net cash used in financing activities	$(800)	$0

     Net cash used in financing activities for the three months ended March 31, 2003 increased from the same period in 2002. The increase is due to deferred finance costs incurred during 2003.

     The debt agreements of NRG Energy’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy. As of March 31, 2003, the Company is restricted from making distributions to NRG Energy. On March 31, 2003, the Company had approximately $12.0 million of cash on hand.

Off Balance-Sheet Items

     As of March 31, 2003, NRG Northeast does not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

Contractual obligations and commercial commitments

     NRG Northeast has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure program. The following is a summarized table of contractual obligations. See additional discussion in Item 15 and Notes 6, 7 and 12 to the Consolidated Financial Statements of NRG Northeast’s Form 10-K filing for the year ended December 31, 2002.

	Payments Due by Period Subsequent to March 31, 2003

	Total	Short Term	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Long term debt	$556,500	$556,500	$—	$—	$—
Operating Leases	6,676	780	1,536	1,048	3,312
Note payable — affiliate	$30,000	$30,000	—	—	—

Total contractual cash obligations	$593,176	$587,280	$1,536	$1,048	$3,312

	Amount of Commitment by Expiration Period as of March 31, 2003

	Total Amounts
	Committed	Short Term	1-3 Years	4-5 Years	After 5 Years

		(In thousands)
Guarantees	$105,839	$105,839	$—	$—	$—

Total commercial commitments	$105,839	$105,839	$—	$—	$—

     NRG Northeast provides performance guarantees to third parties on behalf of NRG Power Marketing in relation to certain of its sales and supply agreements.

Derivative Instruments

     The tables below disclose NRG Northeast’s derivative activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identifies changes in fair value attributable to changes in valuation techniques; disaggregates estimated fair values at March 31, 2003 based on whether fair values are determined by quoted market prices or more subjective means; and indicates the maturities of contracts at March 31, 2003.

Derivative Activity

Gains/(Losses)	Total

(In thousands)
Fair Value of contracts outstanding at the beginning of the period	$(3,641)
Contracts realized or otherwise settled during the period	(6,091)
Fair value of new contract when entered into during the period	—
Changes in fair values attributable to changes in valuation techniques	—
Other changes in fair values	1,227

Fair value of contracts outstanding at the end of the period	$(8,505)

Sources of Fair Value Gains/(Losses)

Fair Value of Contracts at Period End

	Maturity			Maturity in
	Less than 1	Maturity	Maturity	excess of	Total Fair
Maturity schedule	Year	1-3 Years	4-5 Years	5 Years	Value

(In thousands)
Prices actively quoted	$3,521	$(9,885)	$(2,141)	$—	$(8,505)
Prices provided by other external sources	—	—	—	—	—
Prices based on models & other valuation methods		—	—	—

	$3,521	$(9,885)	$(2,141)	$—	$(8,505)

Recent Accounting Pronouncements

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The liability is initially capitalized as part of the cost of the related tangible long-lived asset and thus depreciated over the asset’s useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Effective January 1, 2003, NRG Northeast adopted SFAS No. 143, as required. Accordingly, NRG Northeast identified certain retirement obligations related to future environmental obligations. The adoption of SFAS No. 143 resulted in NRG Northeast recording a $0.2 million increase in property, plant and equipment and a $0.3 million increase in other long-term obligations. The cumulative effect of adopting SFAS No. 143 was a $0.1 million increase in depreciation expense and a $0.1 million increase in interest expense.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that supersedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. NRG Northeast adopted this standard as of January 1, 2003 and has no extraordinary gains or losses that will require restatement.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, The FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for the obligations the guarantor has undertaken in issuing the guarantee. See Note 7.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks, including changes in commodity prices and interest rates, and credit risk as disclosed in Management’s Discussion and Analysis in its annual report on Form 10-K for the year ended December 31, 2002. Except as follows, there have been no material changes as of March 31, 2003 to the market risk disclosures presented as of December 31, 2002.

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

     The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model, is approximately $155.7 million and $33.8 million as of March 31, 2003 and 2002, respectively. The average, high and low amounts for the three months ended March 31, 2003 were $121.1 million, $187.0 million and $76.8 million, respectively. The average, high and low amounts for the three months ended March 31, 2002 were $33.7 million, $42.2 million and $28.6 million, respectively.

Item 4. Controls and Procedures

     The Vice President, General Counsel, Treasurer and Controller (the Certifying Officers) have evaluated NRG Northeast’s disclosure controls and procedures as defined in the rules of the SEC within 90 days of the filing date of this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by NRG Northeast in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG Northeast caused by NRG Northeast’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG Northeast management positions and a diversion of NRG Northeast’s financial and management resources to restructuring efforts. These circumstances detracted from NRG Northeast’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. NRG Northeast has dedicated and will continue to dedicate in 2003 resources to make corrections to those control deficiencies. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of NRG Northeast as of, and for the periods presented in this report.

     NRG Northeast’s Certifying Officers are primarily responsible for the accuracy of the financial information that is represented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which, subject to the disclosure in the foregoing paragraph, they believe are adequate to provide reasonable assurance that NRG Northeast’s assets are protected from loss. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the Certifying Officers evaluation.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The New York Voluntary Bankruptcy Case

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including NRG Northeast) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

Connecticut Light & Power Company v. NRG Power Marketing Inc., Docket No. 3:01-CV-2373 (A WT), pending in the United States District Court, District of Connecticut

     This matter involves a claim by Connecticut Light & Power Company for recovery of amounts it claims are owing for congestion charges under the terms of a Standard Offer Services contract between the parties, dated October 29, 1999. CL&P has served and filed its motion for summary judgment to which NRG Power Marketing filed a response on March 21, 2003. CL&P has offset approximately $30 million from amounts owed to NRG Power Marketing, claiming that it has the right to offset those amounts under the contract. NRG Power Marketing, has counterclaimed seeking to recover those amounts, arguing among other things that CL&P has no rights under the contract to offset them. On May 14, 2003, NRG Power Marketing provided notice to CL&P of termination of the contract effective May 19, 2003. Pursuant to the request of the Attorney General of Connecticut and the Connecticut Department of Public Utility Control. On May 16, 2003, the Federal Energy Regulating Commission (FERC) issued an Order directing NRG Power Marketing to continue to provide service to CL&P under the contract, pending further order by FERC. NRG Power Marketing cannot estimate at this time the likelihood of an unfavorable outcome in this matter, or the overall exposure for congestion charges for the full term of the contract. Although the outcome of this litigation may have an affect on NRG Northeast, NRG Northeast is not a party to this litigation.

The State of New York and Erin M. Crotty, as Commissioner of the New York State Department of Environmental Conservation v. Niagara Mohawk Power Corporation et al., United States District Court for the Western District of New York, Civil Action No. 02-CV-002S

     In January, 2002, NRG Energy and Niagara Mohawk Power Corporation (NiMo) were sued by the New York Department of Environmental Conservation in federal court in New York. The complaint asserted that projects undertaken at NRG Energy’s Huntley and Dunkirk plants by NiMo, the former owner of the facilities, required preconstruction permits pursuant to the Clean Air Act and that the failure to obtain these permits violated federal and state laws. In July, 2002, NRG Energy filed a motion to dismiss. On March 27, 2003 the court dismissed the complaint against NRG Energy with prejudice as to the federal claims and without prejudice as to the state claims. It is possible the state will appeal this dismissal to the Second Circuit Court of Appeals. In the meantime, on April 25, 2003, the state provided to NRG Energy notice of intent to again sue the Company and various affiliates by filing a second amended complaint in this same action in the federal court in New York, asserting against the NRG Defendants violations of operating permits and deficient operating permits at the Huntley and Dunkirk plants. If the case ultimately is litigated to a judgment and there is an unfavorable outcome that could not be addressed through use of compliant fuels and/or a plantwide applicability limit, NRG Energy has estimated that the total investment that would be required to install pollution control devices could be as high as $300 million over a ten to twelve-year period, and NRG Energy may be responsible for payment of certain penalties and fines.

Niagara Mohawk Power Corporation v. NRG Energy, Inc., Huntley Power, LLC, and Dunkirk Power, LLC, Supreme Court, State of New York, County of Onondaga, Case No. 2001-4372

     NRG Energy has asserted that NiMo is obligated to indemnify it for any related compliance costs associated with resolution of the enforcement action. NiMo has filed suit in state court in New York seeking a declaratory judgment with respect to its obligations to indemnify NRG Energy under the asset sales agreement. NRG Energy has pending a summary judgment motion on its entitlement to be reimbursed by NiMo for the attorneys’ fees NRG Energy has incurred in the enforcement action, and that motion should be heard within the next 60 days.

Huntley Power LLC, Dunkirk Power LLC and Oswego Power LLC

     All three of these facilities have been issued Notices of Violation with respect to opacity exceedances. NRG Energy has been engaged in consent order negotiations with the New York State Department of Environmental Conservation (DEC) relative to opacity issues affecting all three facilities periodically since 1999. One proposed consent order was forwarded by DEC under cover of a letter dated January 22, 2002, which makes reference to 7,890 violations at the three facilities and contains a proposed payable penalty for such violations of $900,000. On February 5, 2003, DEC sent to NRG Energy a proposed Schedule of Compliance and asserted that it is to be used in conjunction with newly-drafted consent orders. NRG Energy has not yet received the consent orders although NRG Energy has been told by DEC that DEC is now seeking a penalty in excess of that cited in its January 22, 2002 letter. NRG Energy expects to continue negotiations with DEC regarding the proposed consent orders, including the Schedule of Compliance and the penalty amount. NRG Energy cannot predict whether those discussions with the DEC will result in a settlement and, if they do, what sanctions will be imposed. In the event that the consent order negotiations are unsuccessful, NRG Energy does not know what relief DEC will seek through an enforcement action and what the result of such action will be.

Niagara Mohawk Power Corporation v. Dunkirk Power LLC, et al., Supreme Court, Erie County, Index No. 1-2000-8681

     On October 2, 2000, plaintiff Niagara Mohawk Power Corporation commenced this action against NRG Energy to recover damages plus late fees, less payments received through the date of judgment, as well as any additional amounts due and owing, for electric service provided to the Dunkirk Plant after September 18, 2000. Plaintiff Niagara Mohawk claims that NRG Energy has failed to pay retail tariff amounts for utility services commencing on or about June 11, 1999 and continuing to September 18, 2000 and thereafter. Plaintiff has alleged breach of contract, suit on account, violation of statutory duty, and unjust enrichment claims. On or about October 23, 2000, NRG Energy served an answer denying liability and asserting affirmative defenses.

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

Niagara Mohawk Power Corporation v. Huntley Power LLC, NRG Huntley Operations, Inc., NRG Dunkirk Operations, Inc., Dunkirk Power LLC, Oswego Harbor Power LLC, and NRG Oswego Operations, Inc., Case Filed November 26, 2002 in Federal Energy Regulatory Commission Docket No. EL 03-27-000.

     This is the companion action filed by Niagara Mohawk at FERC, similarly asserting that Niagara Mohawk is entitled to receive retail tariff amounts for electric service provided to the Huntley, Dunkirk and Oswego plants. The parties are currently engaged in settlement negotiations in an tempt to resolve both this FERC action and the above-referenced state court proceedings respecting amounts owing for electrical service provided to these three plants. At this stage of the proceedings, NRG Energy cannot estimate the likelihood of an adverse determination. As noted above, the cumulative potential loss could exceed $35 million.

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

Item 3. Defaults Upon Senior Securities

     NRG Northeast has identified the following material defaults with respect to the indebtedness of the Company and its significant subsidiaries:

     $320 million of 8.065% Series A Senior Secured Bonds due 2004 issued by NRG Northeast Generating LLC

•	Failure to make $53.5 million principal payment on December 15, 2002

•	Failure to fund debt service reserve account

     $130 million of 8.824% Series B Senior Secured Bonds due 2015 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

     $300 million of 9.29% Series C Senior Secured Bonds due 2024 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

     In addition to the foregoing, there may be additional technical defaults with respect to these or other NRG Northeast debt instruments. Further, defaults on or acceleration of the foregoing debt instruments may result in cross-defaults on or cross-acceleration of these or other NRG Northeast debt instruments.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

99.1	Officers’ Certification

(B)	Reports on Form 8-K

None.

Cautionary Statement Regarding Forward-Looking Statements

     The information presented in this quarterly report includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “contemplates,” “believes,” and similar terms. Forward-looking statements are only predictions or expectations and actual results may differ materially from the expectations expressed in any forward-looking statement. While NRG Northeast believes that the expectations expressed in such forward-looking statements are reasonable, NRG Northeast can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	The impact of NRG Energy’s or NRG Northeast’s Chapter 11 bankruptcy filing in the United States Bankruptcy Court for the Southern District of New York, including the actions and decisions of creditors of NRG Energy and NRG Northeast and/or interested third parties, the various instructions, orders and decisions of the Bankruptcy Court and the possibility of a bankruptcy filing by additional NRG Energy subsidiaries.

•	NRG Energy’s ability or the ability of any of its subsidiaries to reach agreements with its lenders, creditors and other stakeholders regarding a comprehensive restructuring of NRG Energy;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	NRG Energy’s ability to sell assets in the amounts and on the time table assumed;

•	General economic conditions including inflation rates and monetary exchange rate fluctuations;

•	The effect on the U.S. economy as a consequence of an invasion of Iraq and other potential actions relating to the U.S. government’s efforts to suppress terrorism;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services and solvency;

•	Supplier financial condition, including solvency and the ability to deliver procured commodities and services as required and directed.

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment:

•	Increased competition in the power generation industry;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Limitations on NRG Northeast’s ability to control projects in which NRG Energy has less than 100% interest;

•	Limited operating history at recently acquired or constructed projects provide only a limited basis for management to project the results of future operations;

•	Risks associated with timely completion of projects under construction, including obtaining competitive commercial agreements, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG Northeast’s control;

•	Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

•	Changes in government regulation or the implementation of new government regulations, including pending changes within or outside of California as a result of the California energy crisis, or the outcome of litigation pending in California and other western states, which could adversely affect the continued deregulation of the electric industry;

•	Other business or investment considerations that may be disclosed from time to time in NRG Northeast’s Securities and Exchange Commission filings or in other publicly disseminated written documents.

•	Changes in market design or implementation of rules that affect NRG Energy’s ability to transmit or sell power in any market, including, without limitation, the failure of market mechanism to allow NRG Energy to recover all of its fixed costs through the FERC authorized bidding procedure on certain Connecticut generation facilities.

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

NRG Northeast Generating LLC

(Registrant)

/s/ Scott J. Davido

Scott J. Davido, Vice President, General Counsel (Principal Executive Officer)

/s/ George P. Schaefer

Date: May 20, 2003	George P. Schaefer, Treasurer (Principal Financial Officer)

/s/ William T. Pieper

William T. Pieper, Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Scott J. Davido, certify that:

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

Dated: May 20, 2003

/s/ Scott J. Davido

Vice President, General Counsel

CERTIFICATIONS

I, George P. Schaefer, certify that:

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

Dated: May 20, 2003

/s/ George P. Schaefer

Treasurer

CERTIFICATIONS

I, William T. Pieper, certify that:

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

Dated: May 20, 2003

/s/ William T. Pieper

Controller