Form 10-Q
period 2003-06-30
NRG NORTHEAST GENERATING LLC
filed 2003-08-14
CIK 1114676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2003	Commission File No. 333-42638

NRG Northeast Generating LLC
(Exact name of Registrant as specified in its charter)

Delaware	41-1937472
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 Marquette Avenue, Suite 2300
Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

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

Yes [X]   No [ ]

TABLE OF CONTENTS

INDEX

Page No.

Part I
Item 1 Consolidated Financial Statements and Notes
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Members’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7-17
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26
Item 3 Quantitative and Qualitative Disclosures About Market Risk	26-27
Item 4 Controls and Procedures	27
Part II
Item 1 Legal Proceedings	28
Item 3 Defaults on Senior Securities	28
Item 6 Exhibits, Financial Statement Schedules, and Reports on Form 8-K	28
Cautionary Statement Regarding Forward Looking Information	28-30
SIGNATURES	31

Part I — FINANCIAL INFORMATION

Item I — Consolidated Financial Statements and Notes

NRG Northeast Generating LLC and Subsidiaries

Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2003	2002	2003	2002

Operating revenues
Revenues	$163,172	$185,080	$343,386	$316,648
Operating costs and expenses
Operating costs	186,143	110,518	355,201	208,553
Depreciation	20,434	13,840	36,770	26,151
General and administrative expenses	6,535	7,669	17,347	11,341
Restructuring professional fees and expenses	566	—	566	—
Asset impairments and restructuring charges	222,540	—	223,247	—

Operating (loss) income	(273,046)	53,053	(289,745)	70,603
Other income (expense)
Other income, net	(58)	4,811	4	5,034
Restructuring interest income	3	—	3	—
Interest expense	(13,108)	(11,111)	(25,702)	(26,744)

Net (loss) income	$(286,209)	$46,753	$(315,440)	$48,893

See accompanying notes to consolidated financial statements.

NRG Northeast Generating LLC and Subsidiaries

Consolidated Balance Sheets
(UNAUDITED)

	June 30,	December 31,
(In thousands)	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$8,982	$14,354
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,344	34,137	118,153
Accounts receivable – affiliate	503,974	—
Inventory	118,947	123,963
Derivative instruments valuation	5,473	23,039
Prepaid expenses	46,457	38,309

Total current assets	717,970	317,818
Property, plant and equipment, net of accumulated depreciation of $149,822 and $157,534	1,076,448	1,333,928
Deferred finance costs, net of accumulated amortization of $2,285 and $1,161	15,408	8,995
Derivative instruments valuation	—	9,601
Other assets, net of accumulated amortization of $3,764 and $2,605	29,591	23,395

Total assets	$1,839,417	$1,693,737

Liabilities and Members’ Equity
Liabilities:
Current portion of long-term debt	$—	$556,500
Note payable — affiliate	—	30,000
Accounts payable	223	14,607
Accounts payable-affiliates	—	11,476
Accrued fuel and purchased power expense	1,468	37,168
Accrued interest	2,137	4,198
Other accrued liabilities	810	11,713
Derivative instruments valuation	2,535	13,017

Total current liabilities	7,173	678,679
Derivative instruments valuation	—	7,559
Other long-term obligations	337	27,936

Total liabilities not subject to compromise	7,510	714,174
Liabilities subject to compromise:
Notes payable	586,500	—
Accounts payable – trade	7,473	—
Accounts payable – affiliate	533,686	—
Accrued liabilities	50,440	—
Other liabilities	18,520	—

Total liabilities subject to compromise	1,196,619	—

Commitments and contingencies
Members’ equity	635,288	979,563

Total liabilities and members’ equity	$1,839,417	$1,693,737

See accompanying notes to consolidated financial statements.

NRG Northeast Generating LLC and Subsidiaries

Consolidated Statements of Members’ Equity
(UNAUDITED)

For the three months ended June 30, 2003 and 2002

			Accumulated
	Member		Other	Total
	Contributions/	Accumulated	Comprehensive	Members ’
(In thousands)	Distributions	Net Income (Loss)	Income (Loss)	Equity

Balances at March 31, 2002	$788,315	$160,668	$87,871	$1,036,854

Net income		46,753		46,753
Impact of SFAS No. 133 for the three months ended June 30, 2002			(21,099)	(21,099)

Comprehensive income				25,654

Balances at June 30, 2002	$788,315	$207,421	$66,772	$1,062,508

Balances at March 31, 2003	$788,315	$133,182	$12,311	$933,808

Net loss		(286,209)	—	(286,209)
Impact of SFAS No. 133 for the three months ended June 30, 2003			(12,311)	(12,311)

Comprehensive loss				(298,520)

Balances at June 30, 2003	$788,315	$(153,027)	$—	$635,288

For the six months ended June 30, 2003 and 2002

			Accumulated
	Member		Other	Total
	Contributions/	Accumulated	Comprehensive	Members ’
(In thousands)	Distributions	Net Income (Loss)	Income (Loss)	Equity

Balances at December 31, 2001	$788,315	$158,528	$107,741	$1,054,584

Net income		48,893		48,893
Impact of SFAS No. 133 for the six months ended June 30, 2002			(40,969)	(40,969)

Comprehensive income				7,924

Balances at June 30, 2002	$788,315	$207,421	$66,772	$1,062,508

Balances at December 31, 2002	$788,315	$162,413	$28,835	$979,563

Net loss		(315,440)	—	(315,440)
Impact of SFAS No. 133 for the six months ended June 30, 2003			(28,835)	(28,835)

Comprehensive loss				(344,275)

Balances at June 30, 2003	$788,315	$(153,027)	$—	$635,288

See accompanying notes to consolidated financial statements.

NRG Northeast Generating LLC and Subsidiaries

Consolidated Statements of Cash Flows
(UNAUDITED)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
(In thousands)	2003	2002

Cash flows from operating activities:
Net (loss)/income	$(315,440)	$48,893
Adjustments to reconcile net (loss)/income to net cash provided (used) by operating activities
Depreciation	38,000	26,151
Unrealized gain on energy contracts	(19,709)	(44,157)
Amortization of other assets	—	434
Amortization of deferred financing costs	1,124	208
Asset impairment	221,521	—
Allowance for doubtful accounts	1,344	—
Gain on disposal of property and equipment	(1,230)	—
Changes in assets and liabilities:
Accounts receivable, net	82,672	(22,575)
Inventory	5,016	25,894
Prepaid expenses	(8,148)	(7,639)
Accounts payable	(6,911)	(2,278)
Accounts receivable/payable — affiliates, net	18,236	32,307
Accrued interest	137	1,364
Accrued fuel and purchased power expense	681	(14,034)
Other accrued liabilities	19,478	57
Other assets and liabilities	(33,988)	(264)

Net cash provided by operating activities	2,783	44,361

Cash flows from investing activities:
Capital expenditures	(5,494)	(23,667)
Proceeds from disposition of property and equipment	4,876	972

Net cash used by investing activities	(618)	(22,695)

Cash flows from financing activities:
Deferred financing costs	(7,537)	—
Proceeds from note payable –affiliate	—	30,000
Bank overdraft	—	1,464
Principal payments on long-term debt	—	(53,500)

Net cash used by financing activities	(7,537)	(22,036)

Net decrease in cash and cash equivalents	(5,372)	(370)
Cash and cash equivalents at beginning of period	14,354	370

Cash and cash equivalents at end of period	$8,982	$—

See accompanying notes to consolidated financial statements.

NRG Northeast Generating LLC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     In connection with its restructuring efforts, on May 14, 2003 NRG Energy and 26 of its U.S. affiliates (the Debtors) including the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11. International operations and certain other subsidiaries were not included in the filing. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003 and Form 10-Q filed by NRG Energy on May 20, 2003.

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

     The Financial Statements have been prepared on a “going concern” basis in accordance with GAAP. The “going concern” basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company’s ability to continue as a “going concern” is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, the Company’s ability to comply with the terms of, and if necessary renew at its expiry in May 2004, the Debtor in Possession Credit Facility, and the Company’s ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances that this can be accomplished and if it were not, the Company’s ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the “going concern” basis were not used for the Financial Statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

     The Financial Statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Interest expense is reported only to the extent that it will be paid or that it is probable that it will be an allowed claim.

     During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors’ results of operations. Future results of operations may also be adversely affected by other factors related to Chapter 11 Cases.

     The Company is in the process of reconciling recorded prepetition liabilities with claims filed by creditors with the Bankruptcy Court. Differences resulting from that reconciliation process will be recorded as adjustments to prepetition liabilities. The Company recently began this process and has not yet determined the reorganization adjustments.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2003 and December 31, 2002, the results of its operations and members’ equity for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002.

     Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or total members’ equity as previously reported.

1. Restructuring Activities

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

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and Ca Moody’s. NRG Northeast secured bonds currently carry a rating of D at S&P and Caa1 at Moody’s.

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

     NRG Energy failed to make a second quarter payment of $18 million due on June 30, 2003, relating to interest and fees on the $1.0 billion unsecured, 364-day revolving credit facility; a $11.3 million interest payment due June 1, 2003, on the $300 million of 7.5% senior unsecured notes maturing in 2009; and a $9.4 million interest payment due on June 15, 2003, on the $250 million of 7.5% senior unsecured notes due in 2007.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB- by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.2 billion. NRG Energy is presently working with various secured project lender groups with respect to working towards establishing a comprehensive plan of restructuring.

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

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota (the Minnesota Bankruptcy Court). On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Minnesota Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The settlement was subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement called for Xcel Energy to make payments to NRG Energy over the next 10 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003, NRG Energy and certain of its U.S. affiliates (including the Company and its subsidiaries) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13204 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by the Company and some of the Company’s subsidiaries. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

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

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc., NRG Finance Company I, LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors), filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan).

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on Monday July 28, 2003. The Plan Debtors will not be able to solicit acceptances or rejections in connection with the Plan prior to obtaining the required SEC approval. As a result, no deadlines or dates have been set regarding voting or confirmation.

     On June 5, 2003, NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

2. Debtors’ Statements

As stated above, NRG Energy and certain of its subsidiaries (including NRG Northeast and its subsidiaries) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on May 14, 2003. As of the bankruptcy filing date, the Debtor’s financial records were closed for the prepetition period. As required by SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filings (the Debtors’ Statements). The Debtors’ Statements have been prepared on the same basis as NRG Northeast’s Consolidated Financial Statements. All entities of NRG Northeast are included in the bankruptcy filing; therefore the condensed combined balance sheet is not required under SOP 90-7.

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

For the Period
from May 15, 2003
(In thousands)	to June 30, 2003

Operating revenue	$127,919
Operating costs and expenses	144,263
Restructuring professional fees and expenses	566

Operating income (loss)	(16,910)
Restructuring interest income	3
Other expense, net	(7,206)

Net loss	$(24,113)

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

For the Period
from May 15, 2003
(In thousands)	to June 30, 2003

Net cash used by operating activities	$(8,807)
Net cash used by investing activities	(1,311)
Net cash used by financing activities	—

Net decrease in cash and cash equivalents	(10,118)
Cash and cash equivalents at beginning of period	19,100

Cash and cash equivalents at end of period	$8,982

3. Debt

     As of June 30, 2003, NRG Energy has failed to make scheduled payments on interest and/or principal on approximately $4.0 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy. In addition to the missed debt payments, a significant amount of NRG Energy’s debt and other obligations contain terms, which require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG Energy experienced in 2002, NRG Energy estimates that it is in default of its obligations to post collateral of approximately $1.2 billion, principally to fund a $842.5 million equity guarantee associated with its construction revolver financing facility, to fund debt service reserves and other guarantees related to NRG Energy projects and to fund trading operations.

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations, because it does not have sufficient funds to meet such requirements and obligations. There can be no assurance that NRG Energy’s creditors ultimately will accept any consensual restructuring plan under the bankruptcy process. For discussion of NRG Energy’s restructuring activities, refer to Note 1 in the Form 10-Q filed by NRG Energy for the six months ended June 30, 2003 and Form 8-K filed by NRG Energy on May 16, 2003.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified its corporate level debt as a prepetition obligation subject to compromise and has ceased recording accrued interest as it is not probable of being paid. The contractual interest requirements for such corporate debt is $40.0 million for the period May 14, 2003 (date of the bankruptcy petition) to June 30, 2003.

     As a result of NRG Energy’s bankruptcy filing, the Company has classified its debt as a prepetition obligation subject to compromise. Accrued interest continues to be recorded as the debt is fully secured.

Debtor-in-Possession Loan

     NRG Energy and certain of its subsidiaries have negotiated a Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement ( the DIP Agreement) with General Electric Capital Corporation (GECC), which was executed following the filing of the petition in NRG Energy’s Chapter 11 bankruptcy case. Under the DIP Agreement, GECC will make up to $250 million (the DIP Facility) available for working capital and general corporate needs of the Debtors that comprise NRG’s Northeast generating facilities (the DIP Borrowers). The DIP Facility will be secured by a first priority lien on substantially all of the assets of and equity interest in the DIP Borrowers, plus the assets of Power Marketing, Inc. that relate to the revenues of the DIP Borrowers.

     The DIP Facility bears an interest rate of 2.00% over the prime rate or 3.50% over the LIBOR rate and is currently set to expire on May 13, 2004. NRG does not currently anticipate the DIP Facility to be outstanding for one year. However, should the DIP Facility extend for more than one year, approval of such financing by the New York Public Service Commission will be required as certain NRG Energy assets securing the loan are located in New York. Should such approval be necessary, NRG Energy intends to make a timely application for the approval.

     The amount available under the DIP Facility may vary from time to time, depending on valuations of the collateral securing the DIP Facility and GECC’s right to set aside certain reserves. The DIP Facility permits the DIP Borrowers to borrow up to $210 million upon entry of a final order approving the DIP Facility. The total availability may increase to $250 million upon the occurrence of certain subsequent events. A final order approving the DIP Facility was entered by the Bankruptcy Court on July 24, 2003. Such order provides, among other things, that the borrowers may not use DIP funds or cash collateral to make disbursements to, or for the benefit of the Connecticut Light and Power Company, unless further agreed to by GECC, the DIP lender, the Official Committee of Unsecured Creditors of NRG Energy, Inc. et al. and the informal committee of holders of the three series of Senior Secured Bonds issued by NRG Northeast Generating LLC, or further order of the Bankruptcy Court.

     As of June 30, 2003, NRG Energy had not drawn down any funds from the DIP Facility.

4. Inventory

     Inventory consists of spare parts, coal, fuel oil and kerosene and is stated at the lower of weighted average cost or market value:

(In thousands)	June 30, 2003	December 31, 2002

Fuel oil	$37,548	$47,052
Spare parts	58,285	59,524
Coal	19,661	14,378
Kerosene	3,181	2,852
Other	272	157

Total	$118,947	$123,963

5. Property, Plant and Equipment

     Property, plant and equipment are stated at cost or recoverable value. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Facilities, machinery and equipment	7 to 30 years
Office furnishings and equipment	3 to 10 years

     Property, plant and equipment consisted of:

(In thousands)	June 30, 2003	December 31, 2002

Facilities, machinery and equipment	$1,151,966	$1,415,726
Land	44,417	46,925
Construction in progress	28,882	27,615
Office furnishings and equipment	1,005	1,196
Accumulated depreciation	(149,822)	(157,534)

Property, plant and equipment, net	$1,076,448	$1,333,928

     In light of economic developments related to the Connecticut assets and NRG Energy’s application for cost of service reimbursements, The Company reassessed the asset lives for the Connecticut facilities. The shorter depreciable lives resulted in an increase in depreciation of approximately $6.3 million and $13.2 million for the three and six months ended June 30, 2003. In accordance with SFAS No. 144, the Company has reclassified the accumulated depreciation recorded on those facilities that were impaired during the six months ended June 30, 2003.

6. Accounting for Long-Term Contracts

     On June 18, 2003, the Company terminated an indemnity agreement between itself and NRG Power Marketing, Inc. (NRG PMI) a wholly owned subsidiary of NRG Energy and an affiliate of the Company, effective to May 14, 2003. Upon the effective termination of this agreement, certain outstanding trade receivables were transferred from the Company to NRG PMI. This transfer resulted in a balance sheet reclass of approximately $67.4 million on the Company’s financials from accounts receivable – trade to accounts receivable – affiliate. These receivables relate to three long-term contracts that were directly affected by the termination of this indemnity agreement termination. As a result, the Company will no longer recognize any revenues or expenses related to these contracts. The affected contracts were the Standard Offer Service contract with CL&P, a long- term contract with Ashland and a long- term contract with EUA. Effective May 14, 2003, NRG PMI will bear the benefits and burdens of these contracts. During the six months ended June 30, 2003, the provisions of the standard offer contracts resulted in an actual operating loss for the Company’s Connecticut facilities of approximately $118.7 million.

     In addition, effective with the indemnity agreement termination, the Company has reclassified certain other accounts receivable – trade balances to accounts receivable – affiliate to recognize the related party relationship between NRG PMI and the Company and its subsidiaries. As of June 30, 2003, approximately $1.7 million of accounts receivable – trade was reclassified to accounts receivable – affiliate. The ongoing expense and revenue recognition related to these transactions will remain consistent with the Company’s past policies and procedures. Included in operating revenue is approximately $57.3 million of related party revenue for the three and six month periods ending June 30, 2003.

7. Derivative Instruments and Hedging Activity

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

     SFAS No. 133 applies to the Company’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. At June 30, 2003, the Company had derivative contracts extending through June 2004.

Accumulated Other Comprehensive Income

     The following table summarizes the effects of SFAS No. 133 on the Company’s OCI balance:

	Three Months Ended		Six Months Ended
Gains/(Losses)	June 30,		June 30,

(In thousands)	2003	2002	2003	2002

Beginning Balance	$12,311	$87,871	$28,835	$107,741
Unwound from OCI during period:
- due to unwinding of previously deferred amounts	(12,311)	(79)	(28,835)	(3,925)
Mark to market hedge contracts	—	(21,020)	—	(37,044)

Ending Balance	$—	$66,772	$—	$66,772

Gains/(Losses) expected to unwind from OCI during next 12 months	$—	$30,041	$—	$30,041

     Gains of $12.3 million and $28.8 million were reclassified from OCI to current period earnings during the three and six months ended June 30, 2003 due to the unwinding of previously deferred amounts. In comparison for the three and six months ended June 30, 2002 gains of approximately $0 and $3.9 million were reclassified. These amounts are recorded on the same line item in the statement of operations in which the hedged items are recorded. During the three and six months ended June 30, 2003, the Company recorded no amounts and gains for the three and six months ended June 30, 2002 of $21.0 million and $37.0 million respectively in OCI, related to changes in the fair values of derivatives accounted for as hedges. The net balance in OCI relating to SFAS No. 133 as of June 30, 2003 was $0. The Company expects no deferred net gains on derivative instruments accumulated in OCI to be recognized as earnings during the next twelve months.

Statement of Operations

     The following table summarizes the effects of SFAS No. 133 on the Company’s statement of operations:

	Three Months Ended		Six Months Ended
Gains/(Losses)	June 30,		June 30,

(In thousands)	2003	2002	2003	2002

Revenues	$23,391	$30,643	$21,152	$34,573
Operating costs	363	3,530	(1,443)	9,584

Total statement of operations impact	$23,754	$34,173	$19,709	$44,157

     During the three and six months ended June 30, 2003 and 2002, the Company recognized no gain or loss due to ineffectiveness of commodity cash flow hedges.

     The Company’s earnings for the three months ended June 30, 2003 and 2002 were increased by an unrealized gain of $23.8 million and a $34.2 million, respectively. For the six months ended June 30, 2003 and 2002 the company’s earnings increased by an unrealized gain of $19.7 million and $44.2 million, respectively, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

8. Regulatory Issues

     NRG Energy is impacted by market rule and tariff changes in the existing Independent System Operators (ISOs) and Regional Transmission Organizations (RTOs), On March 1, 2003, ISO-New England implemented its version of Standard Market Design. This change dramatically modifies the New England market structure by incorporating Locational Marginal Pricing (pricing by location rather than on a New England wide basis). On February 26, 2003, NRG Energy filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC) for the following Connecticut facilities: Middletown Power LLC, Montville Power LLC, Norwalk Power LLC and Devon Power LLC units 11-14 (collectively the NRG Subsidiaries). In the filing, NRG Energy requested that major and minor maintenance expenses of the NRG Subsidiaries be paid for through a tracking mechanism that would insure that NRG Energy receives compensation only for actual maintenance expenses. Under the proposed cost of service agreement, the other NRG Energy costs would be paid through a monthly cost-based payment. NRG Energy requested an effective date of February 27, 2003. The cost of service filing was made notwithstanding the impending implementation of Standard Market Design in New England, including the adoption of Locational Marginal Pricing. While the Standard Market Design represents a significant improvement to the existing market design, NRG Energy still considered the market insufficient to allow NRG Energy to recover its reasonable costs and earn a reasonable return on investment.

     On March 25, 2003, FERC issued an order (the March Order) approving the NRG Subsidiaries’ spring 2003 maintenance expenses, subject to refund and authorized an effective date of February 27, 2003. In the March Order, FERC also permitted ISO New England, via an escrow account, to start collecting the amount of the maintenance expenses in order to ensure the availability of the NRG Energy units for the summer 2003 peak season. To the extent that the Company incurs maintenance related expenses and submitted such expenses to the ISO for reimbursement, the Company will recognize the expense in the period incurred. Upon reimbursement from the ISO for maintenance related expenses, the Company will recognize revenue. FERC did not rule on the remainder of the issues to allow further time to consider protests.

     On April 25, 2003, the FERC issued an order (the April Order) rejecting the remaining part of the proposed cost of service agreements including the monthly cost-based payment. Rather, FERC instructed ISO New England to establish temporary bidding rules that would permit selected peaking units (units with capacity factors of 10 percent or less during 2002), operating within “designated congestion areas” (such as Connecticut) to raise their bids to allow them the opportunity to recover their fixed and variable costs through the market. This temporary bidding rule would remain in place until ISO New England implements locational installed capacity requirements, which should be no later than June 1, 2004. In the July 24 Order on Rehearing (the July Order), FERC clarified that the capacity factor of 10 percent or less applies to units rather than complexes. On a unit basis, all the NRG Energy facilities qualify to bid under the temporary rules except Middletown 2 and 3. For additional information regarding the impact that the FERC’s Order had on NRG Energy’s financial position and results of operations, see Note 10.

9. Commitments and Contingencies

Litigation

The New York Voluntary Bankruptcy Case

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including the Company and its subsidiaries) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

Connecticut Light & Power Company v. NRG Power Marketing Inc., Docket No. 3:01-CV-2373 (A WT), pending in the United States District Court, District of Connecticut

     This matter involves a claim by The Connecticut Light & Power Company (CL&P) for recovery of amounts it claims are owing for congestion charges under the terms of a Standard Offer Services contract between the parties, dated October 29, 1999. CL&P has served and filed its motion for summary judgment to which NRG Power Marketing Inc. (NRG PMI) filed a response on March 21, 2003. CL&P has offset approximately $30 million from amounts owed to NRG PMI, claiming that it has the right to offset those amounts under the contract. NRG PMI has counterclaimed seeking to recover those amounts, arguing among other things that CL&P has no rights under the contract to offset them. On May 14, 2003, NRG PMI provided notice to CL&P of termination of the contract effective May 19, 2003. Pursuant to the request of the Attorney General of Connecticut and the Connecticut Department of Public Utility Control (DPUC), on May 16, 2003, the FERC issued an Order directing NRG PMI to continue to provide service to CL&P under the contract, pending further order by FERC. On May 19, 2003, NRG PMI withdrew its notice of termination of the contract. On June 25, 2003, FERC issued an Order directing NRG PMI to continue to provide service to CL&P under the contract, pending further notice by FERC. NRG PMI cannot estimate at this time the likelihood of an unfavorable outcome in this matter, or the overall exposure for congestion charges for the full term of the contract. Although the outcome of this litigation may have an affect on NRG Northeast, NRG Northeast is not a party to this litigation.

Connecticut Light & Power – Related Proceedings at the Federal Energy Regulatory Commission, the United States District Court for the Southern District of New York, and the United States Court of Appeals for the D.C. Circuit and the Second Circuit.

     In May, 2003, when NRG PMI took steps to terminate or reject in bankruptcy the subject Standard Offer Services contract with CL&P (CL&P Contract), the Connecticut Attorney General and the (DPUC) sought and obtained from FERC its above-referenced May 16, 2003 Order temporarily requiring NRG PMI to continue to comply with the terms of the CL&P Contract, pending further notice from FERC. Thereafter, On June 2, 2003, the United States Bankruptcy Court for the Southern District of New York issued its Order specifically authorizing NRG PMI’s rejection of the CL&P Contract, and by Order dated June 12, 2003, the United States District Court for the Southern District of New York granted NRG PMI’s motion for a temporary restraining order staying all actions by CL&P, the Connecticut Attorney General and the DPUC to enforce or apply the above-referenced FERC Order and affording NRG PMI leave to cease its performance under the CL&P Contract, effective retroactive to June 2, 2003. FERC then issued an order on June 25, 2003, that again commanded NRG PMI’s continued performance regardless of any contrary ruling by the Bankruptcy Court and the District Court’s temporary restraining order. By order dated June 30, 2003, the District Court dismissed NRG PMI’s motion for preliminary injunction for lack of subject matter jurisdiction. On July 1, 2003, PMI resumed performance under the CL&P Contract. On July 3, 2003, NRG PMI requested of FERC a stay of the June 25 order which request was denied. On July 8, 2003, PMI requested an emergency stay of FERC’s June 25 order pending petition for review from the United States Court of Appeals for the District of Columbia Circuit. On July 16, 2003, the D.C. Circuit denied NRG PMI’s request for a stay of the June 25 order. On July 17, 2003, NRG PMI appealed to the Second Circuit respecting the District Court’s refusal to enjoin FERC and maintain the restraining order. On July 18, 2003, NRG PMI requested emergency injunctive relief with respect to performance under the CL&P Contract and an expedited briefing schedule on the appeal. NRG Energy awaits the Second Circuit’s decision on the above appeal as well as a permanent order by FERC with respect to NRG PMI’s continued performance under the CL&P Contract. Should NRG PMI have to perform for the duration of the CL&P Contract, this could have an adverse financial consequence approaching $100 million.

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

Huntley Power LLC

     On April 30, 2003, the Huntley Station submitted a self-disclosure letter to the (DEC) reporting violations of applicable sulfur in fuel limits which had occurred during 6 days in March, 2003 at the chimney stack serving Huntley Units 63-66. The Huntley Station self-disclosed that the average sulfur emissions rates for those days had been 1.8 lbs/mm BTU, rather than the maximum allowance of 1.7 lbs/mm BTU. NRG Huntley Operations discontinued use of Unit 65 (the only unit utilizing the subject stack at the time) and has kept the remaining 3 units off line until adherence with the applicable standard is assured. On May 19, 2003, the DEC issued Huntley Power LLC a Notice of Violation. NRG Energy has met with the DEC to discuss the circumstances surrounding the event and the appropriate means of resolving the matter. NRG Energy does not know what relief the DEC will seek through an enforcement action. Under applicable provisions of the Environmental Conservation Law, the DEC asserts that it may impose a civil penalty up to $10,000, plus an additional penalty not to exceed $10,000 for each day that a violation continues and may enjoin continuing violations.

Niagara Mohawk Power Corporation v. Dunkirk Power LLC, et al., Supreme Court, Erie County, Index No. 1-2000-8681

     On October 2, 2000, plaintiff Niagara Mohawk Power Corporation commenced this action against NRG Energy to recover damages plus late fees, less payments received through the date of judgment, as well as any additional amounts due and owing, for electric service provided to the Dunkirk Plant after September 18, 2000. Plaintiff NiMo claims that NRG Energy has failed to pay retail tariff amounts for utility services commencing on or about June 11, 1999 and continuing to September 18, 2000 and thereafter. Plaintiff has alleged breach of contract, suit on account, violation of statutory duty, and unjust enrichment claims. On or about October 23, 2000, NRG Energy served an answer denying liability and asserting affirmative defenses.

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

     This is the companion action filed by NiMo at FERC, similarly asserting that NiMo is entitled to receive retail tariff amounts for electric service provided to the Huntley, Dunkirk and Oswego plants. The parties are currently engaged in settlement negotiations in an attempt to resolve both this FERC action and the above-referenced state court proceedings respecting amounts owing for electrical service provided to these three plants. At this stage of the proceedings, NRG Energy cannot estimate the likelihood of an adverse determination. As noted above, the cumulative potential loss could exceed $35 million.

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

Guarantees

     The Company is directly liable for the obligations of certain of its subsidiaries pursuant to guarantees relating to certain of their operating obligations. In addition, in connection with the purchase and sale of fuel, emission credits and power generation products to and from third parties with respect to the operation of some of the Company’s generation facilities in the United States, the Company may be required to guarantee a portion of the obligations of certain of its subsidiaries. As of June 30, 2003, the Company’s obligations pursuant to its guarantees of the performance of its subsidiaries totaled approximately $42.3 million.

10. Asset Impairments and Restructuring Charges

     As a result of the changing operational, regulatory and financial conditions impacting the Company on an ongoing basis, the Company reviews the recoverability of its long-lived assets in accordance with the guidelines of SFAS No. 144. As a result of this review, the Company recorded asset impairment charges of $221.5 million for the three and six months ended June 30, 2003, as shown in the table below.

     To determine whether an asset was impaired, NRG Northeast compared asset carrying values to total future estimated undiscounted cash flows. Separate analyses were completed for assets or groups of assets at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities. The estimates of future cash flows included only future cash flows, net of associated cash outflows, directly associated with and expected to arise as a result of the Company’s assumed use and eventual disposition of the asset. Cash flow estimates associated with assets in service were based on the asset’s existing service potential. The cash flow estimates may include probability weightings to consider possible alternative courses of action and outcomes, given the uncertainty of available information and prospective market conditions.

     If an asset was determined to be impaired based on the cash flow testing performed, an impairment loss was recorded to write down the asset to its fair value. Estimates of fair value were based on prices for similar assets and present value techniques. Fair values determined by similar asset prices reflect the Company’s current estimate of recoverability from expected marketing of project assets. For fair values determined by projected cash flows, the fair value represents a discounted cash flow amount over the remaining life of each project that reflects project-specific assumptions for long-term power pool prices, escalated future project operating costs, and expected plant operation given assumed market conditions.

     Asset impairments and restructuring charges from continuing operations included in operating expenses in the Consolidated Statements of Operations include the following:

(In thousands)	Three Months	Three Months	Six Months	Six Months
	Ended June 30, 2003	Ended June 30, 2002	Ended June 30, 2003	Ended June 30, 2002

Asset impairments	$221,521	$—	$221,521	$—
Severance and other charges	1,019	—	1,726	—

Total special charges	$222,540	$—	$223,247	$—

     Asset impairments for the three and six months ended June 30, 2003:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

		(In thousands)
Devon Power LLC	Operating at a loss	$64,198	Projected cash flows
Middletown Power LLC	Operating at a loss	157,323	Projected cash flows

Total Asset Impairment Charges		$221,521

     Connecticut Facilities – NRG Energy reviewed cash flow models for its Connecticut generating facilities at December 31, 2002. No impairment was required based on the pricing and cost recovery assumptions at December 31, 2002. On February 26, 2003 NRG Energy filed a proposed cost of service agreement for the following Connecticut facilities with the Federal Energy Regulatory Commission (FERC) Devon 11-14, Middletown station, Montville station, Norwalk Harbor station. On April 25, 2003, the FERC issued an order that rejected NRG Energy’s proposed fixed monthly charges, citing certain policy determinations regarding cost-of-service agreements. FERC instead directed NRG Energy to recover its fixed and variable costs under interim bidding rules for generators located in constrained areas, the so-called Peaking Unit Safe Harbor (PUSH) mechanism. The PUSH bidding rules would apply to all of NRG Energy’s Connecticut facilities that filed the proposed cost of service agreements, with the exception of Middletown Units 2 and 3, until June 1, 2004. The following quick start facilities, located in Connecticut also have the option of submitting PUSH bids: Cos Cob, Franklin Drive and Torrington. FERC also ordered that the regional power agencies overseeing the energy markets in Connecticut, the Independent System Operator for New England (ISO-NE) and the New England Power Pool (NEPOOL), modify the New England market rules to establish and implement locational capacity or deliverability requirements no later than June 1, 2004. In late May and June 2003, ISO-NE revised its market pricing rules to facilitate FERC’s mandated PUSH mechanism, but has not yet proposed the market modifications required to implement locational capacity or deliverability requirements. In June 2003 NRG Energy filed for rehearing of several elements of FERC’s April 25, 2003 order. In response, on July 25, 2003, FERC re-affirmed the PUSH interim pricing mechanism.

     The existing reliability must run agreement (RMR) between ISO-NE and NRG Energy covering Devon 7 and 8 will terminate on September 30, 2003. At this point it is not clear what mechanism will replace the RMR after September 30, 2003. Several parties have filed rehearing requests concerning the existing RMR and FERC has not yet issued an order covering these rehearing requests.

     As a result of these regulatory developments and changing circumstances in the second quarter, NRG Energy deemed it necessary to review the Connecticut facilities’ cash flow models incorporate changes to reflect the impact of the April 25, 2003 FERC’s orders on PUSH pricing, the pending termination of the RMR, and update the estimated impact of future locational capacity or deliverability requirements. These revised cash flow models determined that the new estimates of pricing and cost recovery levels were not projected to return sufficient revenue to cover the fixed costs at Devon Power LLC and Middletown Power LLC. As a consequence, during the second quarter of 2003 NRG Energy recorded a $64.2 million and $157.3 million impairment at Devon Power LLC and Middletown Power LLC, respectively. NRG Energy accounts for the results of operations of the Connecticut facilities as part of its power generation segment within North America.

     During the three and six month period ended June 30, 2003, the Company incurred $1.7 million and $2.3 million, respectively, of restructuring costs consisting of advisor fees, which includes $0.6 million of restructuring costs for the period May 14, 2003 (the date of the bankruptcy petition) to June 30, 2003. These costs consist of employee separation costs and advisor fees.

11. Asset Retirement Obligation

     Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

     The Company has identified certain retirement obligations at Somerset Power LLC, a wholly owned subsidiary of the Company, related primarily to future environmental obligations. The Company has also identified other asset retirement obligations that could not be calculated because the assets associated with the retirement obligations were determined to have an indeterminate life. The adoption of SFAS No. 143 resulted in recording a $0.2 million increase to property, plant and equipment and a $0.3 million increase to other long-term obligations. The cumulative effect of adopting SFAS No. 143 was approximately a $0.1 million increase to depreciation expense and approximately a $0.1 million increase to operating expenses.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the six months ended June 30, 2003:

		Accretion Six
	Beginning Balance	Months Ended	Ending Balance
(In thousands)	Jan. 1, 2003	June 30, 2003	June 30, 2003

Somerset Power LLC	$313	$21	$334

Total	$313	$21	$334

      The following represents the pro-forma effect on the Company’s net income for the three and six months ended June 30, 2002, as if the Company had adopted SFAS No. 143 as of January 1, 2002:

Three Months Ended
June 30, 2002
(In thousands)

Net income as reported	$46,753
Pro-forma adjustment to reflect retroactive adoption of
SFAS No. 143	(14)

Pro-forma net income	$46,739

Six Months Ended
June 30, 2002
(In thousands)

Net income as reported	$48,893
Pro-forma adjustment to reflect retroactive adoption of
SFAS No. 143	(159)

Pro-forma net income	$48,734

12. Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that supersedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. The Company adopted this standard as of January 1, 2003 and has no extraordinary gains or losses that will require restatement.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. The new rule requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value the first date the new rule applies. Any difference between the net amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the third quarter of 2003. FIN No. 46 is not expected to have a significant impact on the Company.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2002. In addition, provisions of SFAS 149 that relate to SFAS Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 is not expected to have an impact on the Company.

     In May 2003, the FASB issues SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an impact on the Company.

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

     On May 14, 2003, NRG Energy and certain of its U.S. affiliates (including the Company and its subsidiaries) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

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

     California - When California restructured its electricity industry in the mid-1990’s, it required utilities to sell generation assets and buy electricity on the wholesale spot market, without the stability of long-term contracts. At the time, California had adequate supplies of power, but the State of California was experiencing unusually high electricity demand growth while new capacity additions were not keeping pace. Supply began to lag behind demand, and previously moderate weather gave way to dryer conditions, reducing hydroelectric supply. Shortages and blackouts ensued in 1999 and 2000. Meanwhile, as wholesale electricity prices moved higher, utilities were not allowed to pass higher costs on to consumers under California’s regulatory regime. Unable to bear the financial burden, PG&E sought Chapter 11 protection and California took over the role of procuring electricity for the utilities. Politicians have criticized the electricity generators and the energy merchants, accusing them of improperly manipulating supply, demand and prices. Merchant power companies in California are now embroiled in protracted litigation with California and private parties, which is discouraging new investment.

     Economy - The United States economy, already headed towards a recession by mid-2001, suffered a heavy blow on September 11, 2001. This, along with a decrease in economically driven electricity demand, exacerbated the drop in stock valuations of the energy merchants. Other regions of the world economy have suffered problems as well, which has exposed companies with international assets to losses based on severe currency fluctuations.

     Weather - On the whole, both the summer and winter seasons have been mild in the United States. This together with an oversupply of new generation in many markets has driven down energy prices significantly.

     Enron - The bankruptcy of Enron has devastated the merchant power industry. The public and political perception created by Enron put a stigma on the industry, drove investors away and increased scrutiny of the industry. Enron also played a key role in the energy trading markets, providing a widely used electronic trading platform that accounted for an enormous amount of trading volume. No other company has stepped in to fill this role, and as a result the electricity markets have become far less efficient and liquid.

     Credit ratings - The credit rating agencies were sharply criticized for not foreseeing Enron’s problems. As a result, the agencies have been quick to scrutinize the rest of the industry, and have tightened their criteria for creditworthiness. The agencies have downgraded most, if not all, of the industry participants. Many of these downgrades were severe — ratings at times were dropped several notches at once, or dropped more than once in a span of weeks. This has resulted in most of the energy companies, generators and merchants having non-investment grade credit ratings at this time.

     Oversupply - As wholesale electricity prices and market liquidity increased in the late 1990’s the industry went on a building boom. Through 2001 capital was readily available for the industry, encouraging companies to build new generation facilities. The years 2000 and 2001 saw record megawatt capacity additions in the United States, and record years were on the horizon for 2002 and 2003. Even with steady economic growth this would have created an oversupply of generation. Limited economic growth and recession have exacerbated the oversupply situation.

Results of Operations

For the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002

Operating Revenues

     Total operating revenues were $163.2 million and $185.1 million for the three months ended June 30, 2003 and 2002, respectively, a decrease of $21.9 million or 11.8%. This decrease is primarily due to the termination of an indemnity agreement between the Company and NRG PMI a wholly owned subsidiary of NRG Energy and an affiliate of the Company, effective to May 14, 2003. As a result, subsequent to May 14, 2003 the Company ceased to recognize any revenues or expenses related to certain contracts. The affected contracts were the Standard Offer Service contract with CL&P, a long term contract with Ashland and a long term contract with EUA. Effective May 14, 2003, NRG PMI will bear the benefits and burdens of these contracts. During the six months ended June 30, 2003, the standard offer contracts resulted in a net loss recorded at the Company’s Connecticut facilities of approximately $118.7 million. In addition, the Company experienced decreased energy revenues due to decreased generation during the period.

     Total operating revenues were $343.4 million and $316.7 million for the six months ended June 30, 2003 and 2002, respectively, an increase of $26.7 million or 8.4%. This increase is primarily due to increases in generation revenues. The average price of natural gas more than doubled in the first six months of 2003 compared to 2002. This resulted in higher power prices overall, but also resulted in lower generation at the Company’s gas fired plants. Although the MW hours generated decreased, the substantial increase in power prices increased the price per MW hour generated. As a result of the increased power prices, there was increased generation at the coal fired plants. This increase was offset by losses incurred on the Connecticut Standard Offer and other contract obligations due to increased market prices, which increased the cost of purchased power used to service the contract load obligations.

Operating Costs

     Operating costs primarily consist of expenses for fuel, plant operations and maintenance, property and other non-income related taxes and unrealized gains or losses associated with changes in the fair value of energy related derivative instruments not accounted for as hedges.

     Cost of operations was $186.1 million and $355.2 million for the three and six months ended June 30, 2003 compared to $110.5 million and $208.6 million for the three and six months ended June 30, 2003. This represents an increase of $75.6 million and $146.6 million or 68.4% and 70.3% for the three and six months ended June 30, 2003 compared to the same periods in 2002. This increase is primarily due to the Company’s financial condition, which resulted in several contract terminations. During the three and six months ended June 30, 2003 various parties have exercised their rights to terminate certain commodity purchase and sale contracts. As a result contract termination expense of approximately $63 million was recorded during 2003. In addition, although generation declined for the three and six month periods ended June 30, 2003 compared to the same periods in 2002, the cost of generation increased substantially due to increased fuel oil and natural gas prices.

Depreciation

     Depreciation expense was $20.4 million and $13.8 million for the three months ended June 30, 2003 and 2002, respectively, an increase of $6.6 million or 47.6%. In light of economic developments related to the Connecticut assets and the FERC recently issued order regarding cost of service reimbursements, The Company reassessed the asset lives for the Connecticut facilities. The shorter depreciable lives resulted in an increase in depreciation of approximately $6.3 million for the three months ended June 30, 2003.

     Depreciation expense was $36.8 million and $26.2 million for the six months ended June 30, 2003 and 2002, respectively, an increase of $10.6 million or 40.6%. The increase in depreciation expense is attributable to shorter depreciable lives on the Connecticut facilities, of approximately $13.2 million for the six months ended June 30, 2003. Depreciation expense decreased due to the reduced asset values based on the impairment analysis for the Somerset Facility, which was written down to fair market value during the third quarter of 2002.

General and Administrative Expenses

     General and administrative expense was $6.5 million and $7.7 million for the three months ended June 30, 2003 and 2002, respectively, a decrease of $1.2 million or 15.6%. General and Administrative costs include non-operation labor and other employee related costs, as well as outside services, insurance, office expenses and administrative support. This decrease is due to a one time charge in 2002 related to tax matters totaling about $1.6 million which is offset by additional expenditures in 2003 for increased insurance premiums and costs related generally to legal and technical consulting.

     General and administrative expense was $17.3 million and $11.3 million for the six months ended June 30, 2003 and 2002, respectively, an increase of $6.0 million or 52.9%. This increase is due to several factors including costs related to additional legal and technical consulting, increased insurance premiums which are running approximately 50% higher than last year and $6.2 million of bad debt expense recorded in the first three months of 2003 for collectibility issues primarily related to one contract. As offsets to these increases the Company incurred one time costs in 2002 of approximately $1.6 million and decreased costs related to work force reduction efforts.

Asset Impairments and Restructuring Charges

     Asset impairment and restructuring charges were $222.5 million and $223.3 for the three and six months ended June 30, 2003, respectively. There were no charges for the same periods in 2002. Asset impairment charges were $221.5 million for the three and six months ended June 30, 2003. Restructuring costs were $1.0 million and $1.7 million for the three and six months ended June 30, 2003, respectively.

     Asset impairments for the three and six month periods ended June 30, 2003 consisted of Devon Power LLC and Middletown Power LLC. On February 26, 2003 NRG Energy filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC). On April 25, 2003, the FERC issued an order that rejected the proposed fixed monthly charges, citing certain policy determinations regarding cost-of-service agreements. Considering those policy concerns, the FERC instead directed NRG Energy to recover its fixed and variable costs under a new Peaking Unit Safe Harbor (PUSH) mechanism, rather than through a fixed monthly charge, for the remainder of 2003 through June 2004. Under the PUSH rules proscribed by FERC, Middletown 2 and 3 could not submit PUSH bids. FERC also ordered that the regional power agencies overseeing the energy markets in Connecticut file with FERC locational capacity or deliverability requirements by March 2004 for implementation by June 1, 2004. Such agencies have not yet formally responded to FERC with a recommended locational capacity or deliverability proposal for use after the PUSH mechanism expires on May 31, 2004.

     The existing reliability must run agreement (RMR) between ISO-NE and NRG Energy covering Devon 7 and 8 will terminate on September 30, 2003. At this point it is not clear what mechanism will replace the RMR after September 30, 2003. Several parties have filed rehearing requests concerning the existing RMR and FERC has not yet issued an order covering these rehearing requests.

     As a result of these and other regulatory developments and changing circumstances in the second quarter, as discussed further in Note 4 to the financial statements, NRG Energy deemed it necessary to review the Connecticut facilities' cash flow models to incorporate changes to reflect the impact of the April 25, 2003 FERC's orders on PUSH pricing and update the estimated impact of future locational pricing. These revised cash flow models determined that the new estimates of pricing and cost recovery levels were not projected to provide sufficient revenue to cover the fixed costs at Devon Power LLC and Middletown Power LLC. As a consequence, during the second quarter, NRG Energy recorded a $221.5 million impairment charge for Devon and Middletown.

     During the three and six month periods ended June 30, 2003, the Company incurred $1.7 million and $2.3 million, respectively, of restructuring costs consisting of advisor fees, which includes $0.6 million of restructuring costs for the period May 14, 2003 (the date of the bankruptcy petition) to June 30, 2003. These costs consist of employee separation costs and advisor fees.

Regulatory Issues

     NRG Energy is impacted by market rule and tariff changes in the existing Independent System Operators (ISOs) and Regional Transmission Organizations (RTOs), On March 1, 2003, ISO-New England implemented its version of Standard Market Design. This change dramatically modifies the New England market structure by incorporating Locational Marginal Pricing (pricing by location rather than on a New England wide basis). On February 26, 2003, NRG Energy filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC) for the following Connecticut facilities: Middletown Power LLC, Montville Power LLC, Norwalk Power LLC and Devon Power LLC units 11-14 (collectively the NRG Subsidiaries). In the filing, NRG Energy requested that major and minor maintenance expenses of the NRG Subsidiaries be paid for through a tracking mechanism that would insure that NRG Energy receives compensation only for actual maintenance expenses. Under the proposed cost of service agreement, the other NRG Energy costs would be paid through a monthly cost-based payment. NRG Energy requested an effective date of February 27, 2003. The cost of service filing was made notwithstanding the impending implementation of Standard Market Design in New England, including the adoption of Locational Marginal Pricing. While the Standard Market Design represents a significant improvement to the existing market design, NRG Energy still considered the market insufficient to allow NRG Energy to recover its reasonable costs and earn a reasonable return on investment.

     On March 25, 2003, FERC issued an order (the March Order) approving the NRG Subsidiaries’ spring 2003 maintenance expenses, subject to refund and authorized an effective date of February 27, 2003. In the March Order, FERC also permitted ISO New England, via an escrow account, to start collecting the amount of the maintenance expenses in order to ensure the availability of the NRG Energy units for the summer 2003 peak season. To the extent that NRG Energy incurs maintenance related expenses and submitted such expenses to the ISO for reimbursement, NRG Energy will recognize the expenses in the period incurred. Upon reimbursement from the ISO for maintenance related expenses, NRG Energy will recognize revenue. FERC did not rule on the remainder of the issues to allow further time to consider protests.

     On April 25, 2003, the FERC issued an order (the April Order) rejecting the remaining part of the proposed cost of service agreements including the monthly cost-based payment. Rather, FERC instructed ISO New England to establish temporary bidding rules that would permit selected peaking units (units with capacity factors of 10 percent or less during 2002), operating within “designated congestion areas” (such as Connecticut) to raise their bids to allow them the opportunity to recover their fixed and variable costs through the market. This temporary bidding rule would remain in place until ISO New England implements locational installed capacity requirements, which should be no later than June 1, 2004. In the July 24 Order on Rehearing (the July Order), FERC clarified that the capacity factor of 10 percent or less applies to units rather than complexes. On a unit basis, all the NRG Energy facilities qualify to bid under the temporary rules except Middletown 2 and 3. For additional information regarding the impact that the April 25, 2003 FERC order and other regulatory developments had on NRG Energy’s results of operations, see Note 10.

Interest Expense

     Interest expense was $13.1 million and $11.1 million for the three months ended June 30, 2003 and 2002, respectively, an increase of $2.0 million or 18.0%. Interest expense relates to the amortization of deferred finance costs, interest on the senior secured bonds issued on February 22, 2000 and an affiliated note payable issued on June 15, 2002. After the bankruptcy filing the Company entered into a Senior Secured, Super-Priority (Debtor-in-Possession Credit Agreement) which costs are being amortized starting May 14, 2003. In addition, the affiliated note was only in effect a part of 2002 and is being accrued for the full quarter in 2003.

     Interest expense was $25.7 million and $26.7 million for the six months ended June 30, 2003 and 2002, respectively, a decrease of $1.0 million or 3.9%. This decrease is due to the decline in the average principle amounts outstanding on the senior secured indebtedness during the first quarter of approximately $3.0 million and the offset by additional costs related to the affiliated note payable and amortization of deferred finance costs related to the Debtor-in Possession Agreement.

Accounting Policies and Estimates

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

     NRG Energy failed to make a second quarter payment of $18 million due on June 30, 2003, relating to interest and fees on the $1.0 billion unsecured, 364-day revolving credit facility; a $11.3 million interest payment due June 1, 2003, on the $300 million of 7.5% senior unsecured notes maturing in 2009; and a $9.4 million interest payment due on June 15, 2003, on the $250 million of 7.5% senior unsecured notes due in 2007.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB- by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.2 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

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

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota (the Minnesota Bankruptcy Court). On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Minnesota Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement call for Xcel Energy to make payments to NRG Energy over the next 10 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including NRG Northeast and its subsidiaries) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13204 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by the Company and some of the Company’s subsidiaries. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

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

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc., NRG Finance Company I, LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan).

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under PUHCA, any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on Monday July 28, 2003. The Plan Debtors will not be able to solicit acceptances or rejections in connection with the Plan prior to obtaining the required SEC approval. As a result, no deadlines or dates have been set regarding voting or confirmation.

     On June 5, 2003, NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

Cash Flows

	For the six months ended
	June 30,

(In thousands)	2003	2002

Net cash provided by operating activities	$2,783	$44,361

     Net cash provided by operating activities was adversely impacted during the six months ended June 30, 2003 as compared to the same period in 2002 due primarily to unfavorable operating results offset by favorable changes in working capital.

	For the six months ended
	June 30,

(In thousands)	2003	2002

Net cash used by investing activities	$(618)	$(22,695)

     Net cash used by investing activities for the six months ended June 30, 2003, was favorably impacted as compared to the same period in 2002 due to a reduction in capital expenditures offset by cash proceeds received upon sale of property during 2003.

	For the six months ended
	June 30,

(In thousands)	2003	2002

Net cash used by financing activities	$(7,537)	$(22,036)

     Net cash used by financing activities for the six months ended June 30, 2003 was favorably impacted as compared to the same period in 2002 due to no principal payments made during 2003, offset in part by a lack of borrowings and additional deferred financing costs in 2003 in connection with the DIP financing arrangements.

     The debt agreements of NRG Energy’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy. As of June 30, 2003, the Company is restricted from making distributions to NRG Energy. On June 30, 2003, the Company had approximately $9.0 million of cash on hand.

Off Balance-Sheet Arrangements

     As of June 30, 2003, The Company does not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

Contractual obligations and commercial commitments

     The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure program. The following is a summarized table of contractual obligations. See additional discussion in Item 15 and Notes 6, 7 and 12 to the Consolidated Financial Statements of the Company’s Form 10-K filing for the year ended December 31, 2002.

	Payments Due by Period Subsequent to June 30, 2003

	Total	Short Term	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Long term debt	$556,500	$556,500	$—	$—	$—
Operating leases	6,676	780	1,536	1,048	3,312
Note payable — affiliate	$30,000	$30,000	—	—	—

Total contractual cash obligations	$593,176	$587,280	$1,536	$1,048	$3,312

	Amount of Commitment by Expiration Period as of June 30, 2003

	Total Amounts
	Committed	Short Term	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Guarantees	$42,300	$42,300	$—	$—	$—

Total guarantees	$42,300	$42,300	$—	$—	$—

     The Company provides performance guarantees to third parties on behalf of NRG Power Marketing in relation to certain of its sales and supply agreements.

Derivative Instruments

     The tables below disclose the Company’s derivative activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identifies changes in fair value attributable to changes in valuation techniques; disaggregates estimated fair values at the three and six months ended June 30, 2003 based on whether fair values are determined by quoted market prices or more subjective means; and indicates the maturities of contracts at the three and six months ended June 30, 2003.

Derivative Activity

	Three Months Ended	Six Months Ended
Gains/(Losses) (In thousands)	June 30, 2003	June 30, 2003

Fair Value of contracts outstanding at the beginning of the period	$(8,505)	$(3,641)
Contracts realized or otherwise settled during the period	40,487	34,396
Fair value of new contract when entered into during the period	—	—
Changes in fair values attributable to changes in valuation techniques	—	—
Other changes in fair values	(29,044)	(27,817)

Fair value of contracts outstanding at the end of the period	$2,938	$2,938

Sources of Fair Value Gains/(Losses)

Fair Value of Contracts at Period End

	Maturity			Maturity in
	Less than 1	Maturity	Maturity	excess of	Total Fair
Maturity schedule (In thousands)	Year	1-3 Years	4-5 Years	5 Years	Value

Prices actively quoted	$2,938	$—	$—	$—	$2,938
Prices provided by other external sources	—	—	—	—	—

Prices based on models & other valuation Methods		—	—	—

	$2,938	$—	$—	$—	$2,938

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that supersedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. The Company adopted this standard as of January 1, 2003 and has no extraordinary gains or losses that will require restatement.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. The new rule requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value the first date the new rule applies. Any difference between the net amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the third quarter of 2003. FIN No. 46 is not expected to have a significant impact on the Company.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2002. In addition, provisions of SFAS 149 that relate to SFAS Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 is not expected to have an impact on the Company.

     In May 2003, the FASB issues SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an impact on the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks, including changes in commodity prices and interest rates, and credit risk as disclosed in Management’s Discussion and Analysis in its annual report on Form 10-K for the year ended December 31, 2002. Except as follows, there have been no material changes as of June 30, 2003 to the market risk disclosures presented as of December 31, 2002.

Commodity Price Risk

     The Company is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. To manage earnings volatility associated with these commodity price risks, the Company, through its affiliate NRG Power Marketing, may enter into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps.

     Through NRG Power Marketing, the Company utilizes an undiversified “Value-at-Risk” (VAR) model to determine the maximum potential three-day loss in the fair value of the commodity price related financial instruments for the forward twelve months. The VAR for the Company assumes a 95% confidence interval and reflects the Company’s merchant strategy, the generation assets, load obligations and the bilateral physical and financial transactions of the Company. The volatility estimate is based on the implied volatility for at the money daily call options for forward markets where the Company has exposure. This model encompasses the ISO-NE and NYISO generating regions.

     The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model, is approximately $146.2 million and $62.3 million as of June 30, 2003 and 2002, respectively. The average, high and low amounts for the six months ended June 30, 2003 were $149.4 million, $224.5 million and $76.8 million, respectively. The average, high and low amounts for the three months ended June 30, 2002 were $38.3 million, $79.4 million and $26.1 million, respectively.

Item 4. Controls and Procedures

     The Vice President, Treasurer and Controller (the Certifying Officers) have evaluated the Company’s disclosure controls and procedures as defined in the rules of the SEC as of the end of the period covered by this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at the Company caused by the Company’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG Northeast management positions and a diversion of the Company’s financial and management resources to restructuring efforts. These circumstances detracted from the Company’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. the Company has dedicated and will continue to dedicate in 2003 resources to make corrections to those control deficiencies. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of the Company as of, and for the periods presented in this report.

     The Company’s Certifying Officers are primarily responsible for the accuracy of the financial information that is represented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which, subject to the disclosure in the foregoing paragraph, they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the Certifying Officers evaluation.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of material legal proceedings in which the Company was involved through June 30, 2003, see Note 8, “Commitments and Contingencies” to NRG Northeast’s Consolidated Financial Statements and Footnotes contained in Part I, Item 1 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

     The Company has identified the following material defaults with respect to the indebtedness of the Company and its significant subsidiaries:

     $320 million of 8.065% Series A Senior Secured Bonds due 2004 issued by NRG Northeast Generating LLC

•	Failure to make $53.5 million principal payment on December 15, 2002

•	Failure to make $17.5 million principal payment on June 15, 2003

•	Failure to fund debt service reserve account

     $130 million of 8.824% Series B Senior Secured Bonds due 2015 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

     $300 million of 9.29% Series C Senior Secured Bonds due 2024 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

     In addition to the foregoing, there may be additional technical defaults with respect to these or other NRG Northeast debt instruments. Defaults on or acceleration of the foregoing debt instruments may result in cross-defaults on or cross-acceleration of these or other NRG Northeast debt instruments. However, the Company made a total of $24.8 million of interest payments due June 15, 2003 on the Series A, B and C Bonds.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Section 302 Certifications

32	Section 906 Certification

(b)	Reports on Form 8-K:

None

Cautionary Statement Regarding Forward-Looking Statements

     The information presented in this quarterly report includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “contemplates,” “believes,” and similar terms. Forward-looking statements are only predictions or expectations and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Company believes that the expectations expressed in such forward-looking statements are reasonable, the Company can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	The impact of NRG Energy’s or the Company’s Chapter 11 bankruptcy filing in the United States Bankruptcy Court for the

Southern District of New York, including the actions and decisions of creditors of NRG Energy and the Company and/or interested third parties, the various instructions, orders and decisions of the Bankruptcy Court and the possibility of a bankruptcy filing by additional NRG Energy subsidiaries.

•	NRG Energy’s ability or the ability of any of its subsidiaries to reach agreements with its lenders, creditors and other stakeholders regarding a comprehensive restructuring of NRG Energy;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	NRG Energy’s ability to sell assets in the amounts and on the time table assumed;

•	General economic conditions including inflation rates and monetary exchange rate fluctuations;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services and solvency;

•	Supplier financial condition, including solvency and the ability to deliver procured commodities and services as required and directed.

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment:

•	Increased competition in the power generation industry;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Limitations on the Company’s ability to control projects in which NRG Energy has less than 100% interest;

•	Limited operating history at recently acquired or constructed projects provide only a limited basis for management to project the results of future operations;

•	Risks associated with timely completion of projects under construction, including obtaining competitive commercial agreements, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond the Company’s control;

•	Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

•	Changes in government regulation or the implementation of new government regulations, including pending changes within or outside of California as a result of the California energy crisis, or the outcome of litigation pending in California and other western states, which could adversely affect the continued deregulation of the electric industry;

•	Other business or investment considerations that may be disclosed from time to time in the Company’s Securities and Exchange Commission filings or in other publicly disseminated written documents.

•	Changes in market design or implementation of rules that affect NRG Energy’s ability to transmit or sell power in any market,

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

NRG Northeast Generating LLC

(Registrant)

/s/ Scott J. Davido Scott J. Davido, Vice President (Principal Executive Officer)

/s/ George P. Schaefer George P. Schaefer, Treasurer (Principal Financial Officer)

/s/ William T. Pieper William T. Pieper, Controller (Principal Accounting Officer)

Date: August 13, 2003