Form 10-Q
period 2003-09-30
NRG NORTHEAST GENERATING LLC
filed 2003-11-13
CIK 1114676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: September 30, 2003	Commission File No. 333-42638

NRG Northeast Generating LLC

(Exact name of Registrant as specified in its charter)

Delaware	41-1937472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

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

Yes ☒     No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐     No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒     No ☐

Part I — FINANCIAL INFORMATION

Item I — Consolidated Financial Statements and Notes

NRG Northeast Generating LLC and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2003	2002 (Restated)	2003	2002 (Restated)

Operating revenues
Revenues	$260,472	$233,604	$603,858	$550,252
Operating costs and expenses
Operating costs	145,400	182,104	500,601	390,657
Depreciation	14,295	13,639	51,065	39,790
General and administrative expenses	12,568	5,330	29,915	16,671
Restructuring professional fees and expenses	515	—	1,081	—
Restructuring and impairment charges	9,088	49,289	232,335	49,289

Operating (loss) income	78,606	(16,758)	(211,139)	53,845
Other income (expense)
Other income, net	(27)	133	(23)	5,167
Restructuring interest income	2	—	5	—
Interest expense	(14,600)	(12,877)	(40,302)	(39,621)

Net (loss) income	$63,981	$(29,502)	$(251,459)	$19,391

See accompanying notes to consolidated financial statements.

NRG Northeast Generating LLC and Subsidiaries
Consolidated Balance Sheets (UNAUDITED)

	September 30,	December 31,
(In thousands)	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$126	$14,354
Cash — restricted	3,555	—
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,344	285	118,153
Accounts receivable — affiliate	622,893	—
Inventory	130,175	123,963
Derivative instruments valuation	253	23,039
Prepaid expenses	39,489	38,309

Total current assets	796,776	317,818
Property, plant and equipment, net of accumulated depreciation of $163,139 and $157,534	1,056,068	1,333,928
Deferred finance costs, net of accumulated amortization of $4,281 and $1,161	13,412	8,995
Derivative instruments valuation	—	9,601
Other assets, net of accumulated amortization of $4,359 and $2,605	28,996	23,395

Total assets	$1,895,252	$1,693,737
Liabilities and Members’ Equity
Liabilities:
Current portion of long-term debt	$—	$556,500
Note payable — affiliate	—	30,000
Accounts payable	—	14,607
Accounts payable — affiliates	—	11,476
Accrued fuel and purchased power expense	—	37,168
Accrued interest	14,993	4,198
Other accrued liabilities	6,341	11,713
Derivative instruments valuation	646	13,017

Total current liabilities	21,980	678,679
Derivative instruments valuation	—	7,559
Other long-term obligations	348	27,936

Total liabilities not subject to compromise	22,328	714,174
Liabilities subject to compromise:
Notes payable	586,500	—
Accounts payable — trade	20	—
Accounts payable — affiliate	522,278	—
Accrued liabilities	46,586	—
Other liabilities	18,271	—

Total liabilities subject to compromise	1,173,655	—

Commitments and contingencies
Members’ equity	699,269	979,563

Total liabilities and members’ equity	$1,895,252	$1,693,737

See accompanying notes to consolidated financial statements.

NRG Northeast Generating LLC and Subsidiaries
Consolidated Statements of Members’ Equity (UNAUDITED)

For the three months ended September 30, 2003 and 2002

			Accumulated
	Member		Other	Total
	Contributions/	Accumulated	Comprehensive	Members '
(In thousands)	Distributions	Net Income (Loss)	Income (Loss)	Equity

Balances at June 30, 2002	$788,315	$207,421	$66,772	$1,062,508

Net loss		(29,502)		(29,502)
Deferred unrealized gains on derivatives, net			19,035	19,035

Comprehensive loss				(10,467)

Balances at September 30, 2002, as restated	$788,315	$177,919	$85,807	$1,052,041

Balances at June 30, 2003	$788,315	$(153,027)	$—	$635,288

Net income		63,981		63,981

Comprehensive income				63,981

Balances at September 30, 2003	$788,315	$(89,046)	$—	$699,269

For the nine months ended September 30, 2003 and 2002

	Member		Accumulated Other	Total
	Contributions/	Accumulated	Comprehensive	Members '
(In thousands)	Distributions	Net Income (Loss)	Income (Loss)	Equity

Balances at December 31, 2001	$788,315	$158,528	$107,741	$1,054,584

Net income		19,391		19,391
Deferred unrealized loss on derivatives, net			(21,934)	(21,934)

Comprehensive loss				(2,543)

Balances at September 30, 2002, as restated	$788,315	$177,919	$85,807	$1,052,041

Balances at December 31, 2002	$788,315	$162,413	$28,835	$979,563

Net loss		(251,459)		(251,459)
Deferred unrealized loss on derivatives, net			(28,835)	(28,835)

Comprehensive loss				(280,294)

Balances at September 30, 2003	$788,315	$(89,046)	$—	$699,269

See accompanying notes to consolidated financial statements.

NRG Northeast Generating LLC and Subsidiaries
Consolidated Statements of Cash Flows (UNAUDITED)

		Nine Months
	Nine Months	Ended
	Ended	September 30, 2002
(In thousands)	September 30, 2003	(Restated)

Cash flows from operating activities:
Net (loss)/income	$(251,459)	$19,391
Adjustments to reconcile net (loss)/income to net cash provided (used) by operating activities
Depreciation	51,883	37,990
Unrealized (gain)loss on energy contracts	(16,377)	8,614
Amortization of other assets	—	651
Amortization of deferred financing costs	3,120	310
Asset and impairments	230,570	49,289
Allowance for doubtful accounts	1,344	—
(Gain) loss on disposal of property and equipment	(818)	1,800
Changes in assets and liabilities:
Accounts receivable, net	116,524	(43,388)
Inventory	(6,212)	57,418
Prepaid expenses	(1,180)	(15,099)
Accounts payable	(14,587)	(1,410)
Accounts receivable/payable — affiliates, net	(112,091)	(70,752)
Accrued interest	12,993	14,382
Accrued fuel and purchased power expense	(3,841)	(19,881)
Other accrued liabilities	23,960	7,939
Other assets and liabilities	(33,383)	(1,708)

Net cash provided by operating activities	446	45,546

Cash flows from investing activities:
Capital expenditures	(8,458)	(21,788)
Investment in restricted funds	(3,555)	(310)
Proceeds from disposition of property and equipment	4,876	—

Net cash used by investing activities	(7,137)	(22,098)

Cash flows from financing activities:
Deferred financing costs	(7,537)	—
Proceeds from note payable — affiliate	—	30,000
Principal payments on long-term debt	—	(53,500)

Net cash used by financing activities	(7,537)	(23,500)

Net decrease in cash and cash equivalents	(14,228)	(52)
Cash and cash equivalents at beginning of period	14,354	370

Cash and cash equivalents at end of period	$126	$318

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

     On May 14, 2003 (The Petition Date) NRG Energy and 26 of its affiliates (the Debtors) (including the Company and its subsidiaries) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) in re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB) (such proceedings, the Chapter 11 Cases). See Note 2 for a complete list of debtors. It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11. Since the Petition Date, three additional subsidiaries have filed for reorganization under Chapter 11 of the Bankruptcy Code. International operations and certain other subsidiaries were not included in the filing. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003, Form 10-Q’s filed by NRG Energy on May 20, 2003 and August 14, 2003.

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

     The consolidated financial statements have been prepared on a “going concern” basis in accordance with GAAP. The “going concern” basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company’s ability to continue as a “going concern” is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, the Company’s ability to comply with the terms of, and if necessary renew at its expiration in May 2004, the Debtor in Possession Credit Facility, and the Company’s ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances that this can be accomplished and if it were not, the Company’s ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the “going concern” basis were not used for the financial statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

     The consolidated financial statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. Accordingly, all prepetition liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Interest expense is reported only, subsequent to the petition date, to the extent that it will be paid or that it is probable that it will be an allowed claim.

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

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and December 31, 2002, the results of its operations and members’ equity for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002.

     Certain prior year amounts have been reclassified for comparative purposes. As previously disclosed, in the Company’s 10-K filed on April 14, 2003, the Company’s results of operations for the three and nine months ended September 20, 2002 have been restated to reflect the impairment of the Somerset facility. This impairment resulted in a $49.3 million change to the Company’s results for the three and nine months ended September 30, 2002.

1.	Restructuring Activities

     During 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and Ca at Moody’s.

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

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The terms of the settlement call for Xcel Energy to make payments to NRG Energy totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million, up to $150 million of which may be in Xcel Energy common stock if Xcel Energy’s public debt fails to maintain a certain rating, on the later of: (a) 90 days after NRG Energy’s plan of reorganization is confirmed by the Bankruptcy Court, and (b) one day after the effective date of NRG Energy’s plan of reorganization; (ii) $50 million in the first quarter of 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) up to $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement. The final settlement agreement between Xcel Energy and NRG Energy is subject to the Bankruptcy Court approval including certain provisions and conditions in its order approving the confirmation of NRG Energy’s plan of reorganization and the satisfaction, or waiver by Xcel Energy, of certain other conditions (including obtaining requisite releases of Xcel Energy by NRG Energy creditors). There can be no assurance that such conditions will be met.

     As noted above, on May 14, 2003, the Debtors filed the Chapter 11 Cases. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that it had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary ( NRG Northeast) and some NRG Northeast subsidiaries. The Bankruptcy Court entered an order approving the DIP facility on July 24, 2003. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     Subsequent to the Petition Date, additional NRG Energy subsidiaries filed petitions for reorganization with the Bankruptcy Court. On June 5, 2003, NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 19, 2003, NRG

McClain LLC (a wholly owned subsidiary of NRG Energy) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ (Units) and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc. (NRG PMI), NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan) on October 14, 2003.

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on July 28, 2003. The SEC issued an order approving the Plan on October 10, 2003, permitting the Plan Debtors, subject to the approval of the Bankruptcy Court, to commence solicitation of votes on the Plan.

     The Plan Debtors commenced solicitation of votes on the Plan on October 14, 2003. The voting deadline by which holders of claims and equity interests of the Plan Debtors must submit their ballots accepting or rejecting the Plan was November 12, 2003. Objections to confirmation of the Plan must be filed with Bankruptcy Court by November 12, 2003. The Bankruptcy Court has scheduled the confirmation hearing to determine whether the Plan should be confirmed on November 21, 2003.

     If the Plan is confirmed, holders of NRG Energy unsecured claims (including bank and bond debt) will receive a combination of New NRG Energy common stock, New NRG Energy senior notes and cash for an estimated percentage recovery of 50.7%. Holders of NRG PMI unsecured claims will receive a combination of New NRG Energy common stock and New NRG Energy senior notes for an estimated percentage recovery of 44.6%. If the Plan is confirmed, certain other holders of claims or equity interests in the Plan Debtors will (i) have their claims paid in full in accordance with the Bankruptcy Code, (ii) have their claims or equity interests reinstated, or (iii) have their claims or equity interests cancelled, and receive no distribution on account of such claims or equity interests. Upon emergence from bankruptcy, Xcel Energy’s ownership interest in NRG Energy will be cancelled and ownership in NRG Energy will vest in the unsecured creditors of NRG Energy and NRG PMI.

     On September 17, 2003, NRG Northeast and NRG South Central Generating LLC (NRG South Central) and certain of their subsidiaries and affiliates filed a plan of reorganization with the Bankruptcy Court (the NRG Northeast and NRG South Central Plan). The debtors under the NRG Northeast and NRG South Central Plan are not soliciting votes for approval of the NRG Northeast and NRG South Central Plan because none of the holders of claims or equity interests are impaired under the NRG Northeast and NRG South Central Plan. The Bankruptcy Court has scheduled a hearing on the confirmation of the NRG Northeast and NRG South Central Plan on November 21, 24 and 25, 2003.

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

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

	For the three	For the period
	months ended	from May 15, 2003
(In thousands)	September 30, 2003	to September 30, 2003

Operating revenue	$260,472	$388,391
Operating costs and expenses	181,351	325,614
Restructuring professional fees and expenses	515	1,081

Operating income	78,606	61,696
Restructuring interest income	2	5
Other expense, net	(14,627)	(21,833)

Net income	$63,981	$39,868

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

For the period
from May 15, 2003
(In thousands)	to September 30, 2003

Net cash used by operating activities	$(11,105)
Net cash used by investing activities	(7,869)
Net cash used by financing activities	—

Net decrease in cash and cash equivalents	(18,974)
Cash and cash equivalents at beginning of period	19,100

Cash and cash equivalents at end of period	$126

3.	Debt

     As of September 30, 2003, NRG Energy has failed to make scheduled payments on interest and/or principal on approximately $4.0 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy. In addition to the missed debt payments, a significant amount of NRG Energy’s debt and other obligations contain terms, which require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG Energy experienced in 2002, NRG Energy estimates that it is in default of its obligations to post collateral of approximately $1.2 billion, principally to fund a $842.5 million equity guarantee associated with its construction revolver financing facility, to fund debt service reserves and other guarantees related to NRG Energy projects and to fund trading operations.

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations, because it does not have sufficient funds to meet such requirements and obligations. There can be no assurance that NRG Energy’s creditors ultimately will accept any consensual restructuring plan under the bankruptcy process. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003, Forms 10-Q filed by NRG Energy on May 20, 2003 August 14, 2003 and November 13, 2003.

Debtor-in-Possession Loan

     NRG Energy and certain of its subsidiaries have negotiated a Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement (the DIP Agreement) with General Electric Capital Corporation (GECC), which was executed following the filing of the petition in NRG Energy’s Chapter 11 bankruptcy case. Under the DIP Agreement, GECC has agreed to make up to $250 million (the DIP Facility) available for working capital and general corporate needs of the Debtors that comprise NRG’s Northeast generating facilities (the DIP Borrowers). The DIP Facility is secured by a first priority lien on substantially all of the assets of and equity interest in the DIP Borrowers, plus the assets of Power Marketing, Inc. that relate to the revenues of the DIP Borrowers.

     The DIP Facility bears an interest rate of 2.00% over the prime rate or 3.50% over the LIBOR rate and is currently set to expire on May 13, 2004. NRG Energy does not currently anticipate that it will seek to extend the DIP Facility beyond May 13, 2004. However, should the DIP Facility be extended for more than one year, approval of such financing by New York Public Service Commission will be required as certain NRG Energy assets securing the loan are located in New York. Should such approval be necessary, NRG Energy intends to make a timely application for the approval.

     The amount available under the DIP Facility may vary from time to time, depending on valuations of the collateral securing the DIP Facility and GECC’s right to set aside certain reserves. The DIP Facility currently permits the DIP Borrowers to borrow up to $210 million. The total availability may increase to $250 million upon the occurrence of certain subsequent events. A final order approving the DIP Facility was entered by the Bankruptcy Court on July 24, 2003. Such order provides, among other things, that the borrowers may not use DIP funds or cash collateral to make disbursements to, or for the benefit of the Connecticut Light and Power Company, unless further agreed to by GECC, the DIP lender, the Official Committee of Unsecured Creditors of NRG Energy, Inc. et al. and the informal committee of holders of the three series of Senior Secured Bonds issued by NRG Northeast Generating LLC, or further order of the Bankruptcy Court

     As of September 30, 2003, there was no amount outstanding under the DIP Facility. As of September 30, 2003, under the DIP Facility, the Company paid a facility fee of approximately $0.9 million. In addition, the Company pays a commitment fee based on utilization of the facility of between 0.5% and 1.0% of the unused commitments of $210 million.

     The DIP Facility contains covenants which restrict; mergers and acquisitions, the incurrence of additional debt, the creation of liens, sale of stock and assets, sale-leasebacks, cancellation of indebtedness constituting collateral or subordinated debt, restricted payments, speculative transactions, maximum annual capital expenditures and minimum quarterly earnings as outlined in the DIP Agreement.

     In addition, the DIP Facility includes the following reporting covenants; provide monthly financial statements and operating reports within 30 days, provide quarterly financial statements and operating reports within 45 days, provide annual audited financial statements within 90 days of the end of the Company’s fiscal year; provide operating plan within 30 days of fiscal year end, provide management letter and notices described in the DIP Agreement when available or as reasonable requested by the DIP Lenders.

4.	Inventory

     Inventory consisted of spare parts, coal, fuel oil and kerosene and is stated at the lower of weighted average cost or market value:

(In thousands)	September 30, 2003	December 31, 2002

Fuel oil	$64,609	$47,052
Spare parts	49,923	59,524
Coal	12,692	14,378
Kerosene	2,623	2,852
Other	328	157

Total	$130,175	$123,963

5.	Property, Plant and Equipment

     Property, plant and equipment are stated at cost or recoverable value. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Facilities, machinery and equipment	7 to 30 years
Office furnishings and equipment	3 to 10 years

Property, plant and equipment consisted of:

(In thousands)	September 30, 2003	December 31, 2002

Facilities, machinery and equipment	$1,153,565	$1,415,726
Land	46,905	46,925
Construction in progress	17,542	27,615
Office furnishings and equipment	1,195	1,196
Accumulated depreciation	(163,139)	(157,534)

Property, plant and equipment, net	$1,056,068	$1,333,928

     In light of economic developments related to the Connecticut assets and NRG Energy’s application for cost of service reimbursements, The Company reassessed the asset lives for the Connecticut facilities. The shorter depreciable lives resulted in an increase in depreciation of approximately $0.7 million and $13.9 million for the three and nine months ended September 30, 2003. In accordance with SFAS No. 144, the Company has reclassified the accumulated depreciation recorded on those facilities that were impaired during the nine and twelve months ended September 30, 2003 and December 31, 2002, respectively.

6.	Accounting for Long-Term Contracts

     On June 18, 2003, the Company terminated an indemnity agreement between itself and NRG PMI, effective to May 14, 2003. Upon the effective termination of this agreement, certain outstanding trade receivables were transferred from the Company to NRG PMI. This transfer resulted in a balance sheet reclass of approximately $67.4 million on the Company’s financials from accounts receivable — trade to accounts receivable — affiliate. These receivables relate to three long-term contracts that were directly affected by the termination of this indemnity agreement. As a result, the Company will no longer recognize any revenues or expenses related to these contracts. The affected contracts were the Standard Offer Service contract with CL&P, a long-term contract with Ashland and a long- term contract with EUA. Effective May 14, 2003, NRG PMI will bear the benefits and burdens of these contracts. During the period prior to May 14, 2003 (January 1, 2003 — May 14, 2003), the provisions of the standard offer contracts resulted in an actual operating loss for the Company’s Connecticut facilities of approximately $105.9 million.

     In addition, effective with the indemnity agreement termination, the Company has reclassified certain other accounts receivable — trade balances to accounts receivable — affiliate to recognize the related party relationship between NRG PMI and the Company and its subsidiaries. As of June 30, 2003, approximately $1.7 million of accounts receivable — trade was reclassified to accounts receivable — affiliate. The ongoing expense and revenue recognition related to these transactions will remain consistent with the Company’s past policies and procedures. Included in operating revenue is approximately $256.8 million and $314.1 million of related party revenue for the three and nine month periods ending September 30, 2003.

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

     SFAS No. 133 applies to the Company’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. At September 30, 2003, the Company had derivative contracts extending through December 2003.

Accumulated Other Comprehensive Income

     The following table summarizes the effects of SFAS No. 133 on the Company’s OCI balance:

	Three Months Ended		Nine Months Ended
Gains/(Losses)	September 30,		September 30,

(In thousands)	2003	2002	2003	2002

Beginning Balance	$—	$66,772	$28,835	$107,741
Unwound from OCI during period:- due to unwinding of previously deferred amounts	—	(2,854)	(28,835)	(6,779)
Mark to market hedge contracts	—	21,889	—	(15,155)

Ending Balance	$—	$85,807	$—	$85,807

Gains/(Losses) expected to unwind from OCI during next 12 months	$—	$85,807	$—	$85,807

     Gains of $0 and $28.8 million were reclassified from OCI to current period earnings during the three and nine months ended September 30, 2003 due to the unwinding of one long-term energy commodity contract accounted for as a cash flow hedge, which expired June 30, 2003. In comparison for the three and nine months ended September 30, 2002 gains of approximately $2.9 million and $6.8 million were reclassified. These amounts are recorded on the same line item in the statement of operations in which the hedged items are recorded. During the three and nine months ended September 30, 2003, the Company recorded no amounts in OCI related to changes in the fair values of derivatives accounted for as hedges. For the three and nine months ended September 30, 2002 the Company recorded a gain of $21.9 million and a loss of $15.2 million respectively in OCI, related to changes in the fair values of derivatives accounted for as hedges. The net balance in OCI relating to SFAS No. 133 as of September 30, 2003 was $0. The Company expects no deferred net gains on derivative instruments accumulated in OCI to be recognized as earnings during the next twelve months.

Statement of Operations

     The following table summarizes the effects of SFAS No. 133 on the Company’s statement of operations:

	Three Months Ended		Nine Months Ended
Gains/(Losses)	September 30,		September 30,

(In thousands)	2003	2002	2003	2002

Revenues	$(3,219)	$(35,344)	$17,933	$(771)
Operating costs	(112)	(17,427)	(1,556)	(7,843)

Total statement of operations impact	$(3,331)	$(52,771)	$16,377	$(8,614)

     During the three and nine months ended September 30, 2003 and 2002, the Company recognized no gain or loss due to ineffectiveness of commodity cash flow hedges.

     The Company’s earnings for the three months ended September 30, 2003 and 2002 were decreased by an unrealized loss of $3.3 million and $52.8 million, respectively. For the nine months ended September 30, 2003 and 2002 the company’s earnings changed by an unrealized gain of $16.4 million and an unrealized loss of $8.6 million, respectively, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

8.	Regulatory Issues

     NRG Energy is impacted by market rule and tariff changes in the existing markets operated by Independent System Operators (ISOs) and Regional Transmission Organizations (RTOs).

     On March 1, 2003, ISO-New England implemented its version of Standard Market Design. This change dramatically modifies the New England market structure by incorporating Locational Marginal Pricing (pricing by location rather than on a New England wide basis). While the ISO-New England Standard Market Design represents a significant improvement to the existing market design, NRG Energy still considered the market insufficient to allow NRG Energy to recover its reasonable costs and earn a reasonable return on investment. Therefore, and notwithstanding the impending implementation of Locational Marginal Pricing, on February 26, 2003, NRG Energy filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC) for the following Connecticut facilities: Middletown Power LLC, Montville Power LLC, Norwalk Power LLC and Devon Power LLC units 11-14 (collectively the NRG Subsidiaries). In the filing, NRG Energy requested that major and minor maintenance expenses of the NRG Subsidiaries be paid for through a tracking mechanism that would insure that NRG Energy receives compensation only for actual maintenance expenses. Under the proposed cost of service agreement, the other NRG Energy costs would be paid through a monthly cost-based payment. NRG Energy requested an effective date of February 27, 2003.

     On March 25, 2003, FERC issued an order (the March Order) approving the recovery of the NRG Subsidiaries’ Spring 2003 maintenance expenses, subject to refund and authorized an effective date of February 27, 2003. FERC did not rule on the remainder of the issues to allow further time to consider protests.

     On April 25, 2003, the FERC issued an order (the April Order) rejecting the remaining part of the proposed cost of service agreements including the monthly cost-based payment. Rather, FERC instructed ISO New England to establish temporary bidding rules that would permit selected peaking units (units with capacity factors of 10 percent or less during 2002), operating within “designated congestion areas” (such as Connecticut) to raise their bids to allow them the opportunity to recover their fixed and variable costs through the market. This temporary bidding rule would remain in place until ISO New England implements locational installed capacity requirements, which should be no later than June 1, 2004. In the July 24 Order on Rehearing (the July Order), FERC clarified that the capacity factor of 10 percent or less applies to units rather than complexes. On a unit basis, all the NRG Energy facilities qualify to bid under the temporary rules except Middletown 2 and 3, and Devon 7 and 8. The existing Reliability Must Run (RMR) agreement between ISO New England and NRG Energy covering Devon 7 and 8 terminated on September 30, 2003. On October 2, 2003, NRG Energy filed to extend the existing RMR agreement. FERC has yet to act on the request to extend the agreement. For additional information regarding the impact that the April 25, 2003 FERC order and other regulatory developments had on NRG Energy’s results of operations, See Note 10.

     On October 17, 2003, the Midwest Independent Transmission Operator, Inc. (MISO) filed a motion to withdraw its Open Access Transmission and Energy Market’s Tariff (TEMT), purportedly to allow more time to develop stakeholder consensus on critical outstanding issues relating to market features such as Fixed Transmission Rights, market monitoring and resource adequacy. Post-blackout reliability concerns were also a stated factor for the withdrawal. On October 29, 2003, FERC granted the MISO’s motion. The MISO had planned to phase-in its energy markets during 2004. The withdrawal of the market tariff means that the market will be delayed for an undetermined period of time.

9.	Commitments and Contingencies

Litigation

The New York Voluntary Bankruptcy Case

     On May 14, 2003, NRG Energy and certain of its affiliates (including NRG Northeast) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Fortistar Capital Inc. v. NRG Energy, Inc., Hennepin County District Court

     On July 12, 1999, Fortistar Capital Inc. (Fortistar) sued NRG Energy in Minnesota state court. The complaint sought injunctive relief and damages of over $50 million resulting from NRG Energy’s alleged breach of a letter agreement with Fortistar relating to the

Oswego power plant. NRG Energy asserted counterclaims. After considerable litigation, the parties entered into a conditional, confidential settlement agreement, which was subject to necessary board and lender approvals. NRG Energy was unable to obtain necessary approvals. Fortistar initially moved the court to enforce the settlement, seeking damages in excess of $35 million plus interest and attorneys’ fees. NRG Energy opposed Fortistar’s motion on the grounds that conditions to contract performance had not been satisfied. In July 2003, Fortistar purported to withdraw its motion without prejudice and sought relief from stay at the Bankruptcy Court to liquidate its bankruptcy claim by trying the action in the Minnesota State Court. The Bankruptcy Court denied Fortistar’s relief from stay motion and Fortistar is now seeking relief and review at the United States District Court for the Southern District of New York. NRG Energy cannot predict the outcome of this dispute.

Connecticut Light & Power Company v. NRG Power Marketing Inc., Docket No. 3:01-CV-2373 (A WT), pending in the United States District Court, District of Connecticut

     This matter involves a claim by Connecticut Light & Power Company for recovery of amounts it claims are owing for congestion charges under the terms of a Standard Offer Services contract between the parties, dated October 29, 1999. CL&P has served and filed its motion for summary judgment to which NRG Power Marketing Inc. (NRG PMI) filed a response on March 21, 2003. CL&P has withheld approximately $30 million from amounts owed to NRG PMI, claiming that it has the right to offset those amounts under the contract. NRG PMI has counterclaimed seeking to recover those amounts, arguing among other things that CL&P has no rights under the contract to offset them. By reason of the bankruptcy stay, the court has not ruled on the pending motion. On November 6, 2003, the parties filed a joint stipulation for relief from the automatic stay in order to allow the proceeding to go forward. NRG PMI cannot estimate at this time the likelihood of an unfavorable outcome in this matter, or the overall exposure for congestion charges for the full term of the contract.

Connecticut Light & Power Company, Docket No. EL03-135, pending at the Federal Energy Regulatory Commission

     This matter involves a dispute between CL&P and NRG PMI concerning which of those parties is responsible, under the terms of the October 29, 1999 Standard Offer Services contract, for costs related to congestion and losses associated with the implementation of standard market design (SMD-Related Costs). CL&P has withheld, beyond the $30 million discussed above, an additional approximately $70 million from amounts owed to NRG PMI, claiming that it is entitled under the contract to offset those additional amounts for SMD-Related Costs. NRG PMI cannot estimate at this time the likelihood of an unfavorable outcome in this matter, or the overall exposure for SMD-Related Costs for the full term of the contract.

Connecticut Light & Power — Related Proceedings at the Federal Energy Regulatory Commission, the United States District Court for the Southern District of New York, and the United States Court of Appeals for the D.C. Circuit and the Second Circuit.

     In May, 2003, NRG PMI took steps to terminate or reject in bankruptcy the subject Standard Offer Services contract. CL&P, the Connecticut Attorney General and the Connecticut Department of Public Utility Control (DPUC) sought and obtained from FERC an Order dated May 16, 2003, temporarily requiring NRG PMI to continue to comply with the terms of the contract, pending further notice from FERC. Thereafter, On June 2, 2003, the United States Bankruptcy Court for the Southern District of New York issued its Order specifically authorizing NRG PMI’s rejection of the contract, and by Order dated June 12, 2003, the United States District Court for the Southern District of New York granted NRG PMI’s motion for a temporary restraining order staying all actions by CL&P, the Connecticut Attorney General and the DPUC to enforce or apply the above-referenced FERC Order and affording NRG PMI leave to cease its performance under the contract, effective retroactive to June 2, 2003. FERC then issued an order on June 25, 2003 (June 25 Order), that again commanded NRG PMI’s continued performance regardless of any contrary ruling by the Bankruptcy Court and the District Court’s temporary restraining order. By order dated June 30, 2003, the District Court reversed itself and dismissed NRG PMI’s motion for preliminary injunction for lack of subject matter jurisdiction. On July 18, 2003, NRG PMI appealed to the Second Circuit respecting the District Court’s refusal to enjoin FERC. On August 15, 2003, FERC issued orders denying rehearing of the June 25 Order and requiring NRG PMI to continue to perform under the Standard Offer Services contract (the June 25 Order, together with the August 15 Orders, the “Commission Orders”). NRG PMI filed a request for rehearing with FERC and a petition for review in the United States Court of Appeals for the District of Columbia Circuit in Case No. 03-1346 relating to the Commission Orders. On November 4, 2003, the parties reached a settlement under which the Second Circuit and D.C. Circuit litigation respecting the above matters will be dismissed, while preserving the parties’ rights to litigate those matters which are before the United States District Court for the District of Connecticut and FERC, as previously discussed. The settlement does not affect issues between CL&P and NRG Energy, Inc., related to station service, described hereafter, which will be separately arbitrated. The settlement is subject to regulatory and legal approvals, including approval from FERC and the United States Bankruptcy Court for the Southern District of New York.

The State of New York and Erin M. Crotty, as Commissioner of the New York State Department of Environmental Conservation v. Niagara Mohawk Power Corporation et al., United States District Court for the Western District of New York, Civil Action No. 02-CV-002S

     In January 2002, NRG Energy and Niagara Mohawk Power Corporation (NiMo) were sued by the New York Department of Environmental Conservation in federal court in New York. The complaint asserted that projects undertaken at NRG Energy’s Huntley and Dunkirk plants by NiMo, the former owner of the facilities, required preconstruction permits pursuant to the Clean Air Act and that the failure to obtain these permits violated federal and state laws. In July 2002, NRG Energy filed a motion to dismiss. On March 27, 2003 the court dismissed the complaint against NRG Energy with prejudice as to the federal claims and without prejudice as to the state claims. It is possible the state will appeal this dismissal to the Second Circuit Court of Appeals. In the meantime, on April 25, 2003, the state provided to NRG Energy notice of intent to again sue the Company and various affiliates by filing a second amended complaint in this same action in the federal court in New York, asserting against the NRG Defendants violations of operating permits and deficient operating permits at the Huntley and Dunkirk plants. The NRG Defendants have moved to dismiss the second amended complaint, and that motion is now under advisement. If the case ultimately is litigated to a judgment and there is an unfavorable outcome that could not be addressed otherwise, NRG Energy has estimated that the total investment that would be required to install pollution control devices could be as high as $300 million over a ten to twelve-year period.

Niagara Mohawk Power Corporation v. NRG Energy, Inc., Huntley Power, LLC, and Dunkirk Power, LLC, Supreme Court, State of New York, County of Onondaga, Case No. 2001-4372

     NRG Energy has asserted that NiMo is obligated to indemnify it for any related compliance costs associated with resolution of the above enforcement action. NiMo has filed suit in state court in New York seeking a declaratory judgment with respect to its obligations to indemnify NRG Energy under the asset sales agreement. NRG Energy has pending a summary judgment motion on its entitlement to be reimbursed by NiMo for the attorneys’ fees NRG Energy has incurred in the enforcement action.

Huntley Power LLC, Dunkirk Power LLC and Oswego Power LLC

     All three of these facilities have been issued Notices of Violation with respect to opacity exceedances. The above entities have been engaged in consent order negotiations with the New York State Department of Environmental Conservation (DEC) relative to opacity issues affecting all three facilities since the plants were acquired. It appears that by year-end, the parties will finalize the terms of a consent order, which will quantify the number of opacity exceedances at the three facilities through the second quarter of 2003 and set a cumulative penalty, presently anticipated to be some $1 million. In the event that the consent order negotiations prove unsuccessful, it is not known what relief the DEC will seek through an enforcement action and what the result of such action will be.

Huntley Power LLC

     On April 30, 2003, the Huntley Station submitted a self-disclosure letter to the New York Department of Environmental Conservation (DEC) reporting violations of applicable sulfur in fuel limits, which had occurred during 6 days in March 2003 at the chimney stack serving Huntley Units 63-66. The Huntley Station self-disclosed that the average sulfur emissions rates for those days had been 1.8 lbs/mm BTU, rather than the maximum allowance of 1.7 lbs/mm BTU. NRG Huntley Operations discontinued use of Unit 65 (the only unit utilizing the subject stack at the time) and has kept the remaining 3 units off line until adherence with the applicable standard is assured. On May 19, 2003, the DEC issued Huntley Power LLC a Notice of Violation. The Company has met with the DEC to discuss the circumstances surrounding the event and the appropriate means of resolving the matter. The Company does not know what relief the DEC will seek through an enforcement action. Under applicable provisions of the Environmental Conservation Law, the DEC asserts that it may impose a civil penalty up to $10,000, plus an additional penalty not to exceed $10,000 for each day that a violation continues and may enjoin continuing violations.

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

     This is the companion action filed by Niagara Mohawk at FERC, similarly asserting that Niagara Mohawk is entitled to receive retail tariff amounts for electric service provided to the Huntley, Dunkirk and Oswego plants. On October 31, 2003, the FERC Trial Staff, a party to the proceedings, filed a reply brief in which they supported and agreed with each position taken by the NRG Generators in their initial brief. In short, the staff argued that the NRG Generators: (1) self-supply station power under the NYISO tariff (which took effect on April 1, 2003), in any month during which they produce more energy than they consume and, as such should not be assessed a retail rate; (2) are connected only to transmission facilities and as such, at most should only pay NiMo a FERC-approved transmission rate; and (3) should be allowed to net consumption and output even if power is injected into the grid at a different point from which it is drawn off. The parties are currently engaged in settlement negotiations which, should they prove successful, will resolve both this FERC action and the above-referenced state court proceedings respecting amounts owing for electrical service provided to these three plants. At this stage of the proceedings, we cannot estimate the likelihood of an adverse determination. As noted above, the cumulative potential loss could exceed $35 million.

NRG Energy Credit Defaults

     NRG Energy and various of its subsidiaries are in default under various of their credit facilities, financial instruments, construction agreements and other contracts, which have given rise to liens, claims and contingencies against them and may in the future give rise to additional liens, claims and contingencies against them. In addition, NRG Energy and various of its subsidiaries have entered into various guarantees, equity contribution agreements, and other financial support agreements with respect to the obligations of their affiliates, which have given rise to liens, claims and contingencies against them and may in the future give rise to additional liens, claims and contingencies against the party or parties providing the financial support. NRG Energy cannot predict the outcome or financial impact of these matters.

Guarantees

     The Company is directly liable for the obligations of certain of its subsidiaries pursuant to guarantees relating to certain of their operating obligations. In addition, in connection with the purchase and sale of fuel, emission credits and power generation products to and from third parties with respect to the operation of some of the Company’s generation facilities in the United States, the Company may be required to guarantee a portion of the obligations of certain of its subsidiaries. As of September 30, 2003, the Company’s obligations pursuant to its guarantees of the performance of its subsidiaries totaled approximately $35.3 million.

10.	Restructuring and Impairment Charges

     As a result of the changing operational, regulatory and financial conditions impacting the Company on an ongoing basis, the Company reviews the recoverability of its long-lived assets in accordance with the guidelines of SFAS No. 144. As a result of this review, the Company recorded asset impairment charges of $9.0 million for the three months ended September 30, 2003 and $230.6 million for the nine months ended September 30, 2003, as shown in the table below.

     To determine whether an asset was impaired NRG Northeast compared asset carrying values to total future estimated undiscounted cash flows. Separate analyses were completed for assets or groups of assets at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities. The estimates of future cash flows included only future cash flows, net of associated cash outflows, directly associated with and expected to arise as a result of the Company’s assumed use and eventual disposition of the asset. Cash flow estimates associated with assets in service were based on the asset’s existing service potential. The cash flow estimates may include probability weightings to consider possible alternative courses of action and outcomes, given the uncertainty of available information and prospective market conditions.

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

     Asset impairments and restructuring charges from continuing operations included in operating expenses in the Consolidated Statements of Operations include the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Impairment charges	$9,049	$49,289	$230,570	$49,289
Restructuring charges	554	—	2,846	—

Total	$9,603	$49,289	$233,416	$49,289

     Asset impairments for the three months ended September 30, 2003:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

		(In thousands)
Arthur Kill Power, LLC	Terminated	$9,049	Projected cash flows

Total Asset Impairment Charges		$9,049

     Asset impairments for the nine months ended September 30, 2003:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

		(In thousands)
Devon Power LLC	Operating at a loss	$64,198	Projected cash flows
Middletown Power LLC	Operating at a loss	157,323	Projected cash flows
Arthur Kill Power, LLC	Terminated	9,049	Projected cash flows

Total Asset Impairment Charges		$230,570

     Connecticut Facilities - NRG Energy reviewed cash flow models for its Connecticut generating facilities at December 31, 2002. No impairment was required based on the pricing and cost recovery assumptions at December 31, 2002. On February 26, 2003 NRG Energy filed a proposed cost of service agreement for the following Connecticut facilities with the Federal Energy Regulatory Commission (FERC) Devon 11-14, Middletown station, Montville station, Norwalk Harbor station. On April 25, 2003, the FERC issued an order that rejected NRG Energy’s proposed fixed monthly charges, citing certain policy determinations regarding cost-of-service agreements. FERC instead directed NRG Energy to recover its fixed and variable costs under interim bidding rules for generators located in constrained areas, the so-called Peaking Unit Safe Harbor (PUSH) mechanism. The PUSH bidding rules would apply to all of NRG Energy’s Connecticut facilities that filed the proposed cost of service agreements, with the exception of Middletown Units 2 and 3, until June 1, 2004. The following quick start facilities, located in Connecticut also have submitted PUSH bids that have been approved by FERC: Cos Cob, Franklin Drive, Branford and Torrington. FERC also ordered that the regional power agencies overseeing the energy markets in Connecticut, the Independent System Operator for New England (ISO-NE) and the New England Power Pool (NEPOOL), modify the New England market rules to establish and implement locational capacity or deliverability requirements no later than June 1, 2004. In late May and June 2003, ISO-NE revised its market pricing rules to facilitate FERC’s mandated PUSH mechanism, but has not yet proposed the market modifications required to implement locational capacity or deliverability requirements. In June 2003 NRG Energy filed for rehearing of several elements of FERC’s April 25, 2003 order. In response, on July 25, 2003, FERC re-affirmed the PUSH interim pricing mechanism.

     The existing RMR between ISO-NE and NRG Energy covering Devon 7 and 8 terminated on September 30, 2003. On October 2, 2003, NRG filed to extend the existing RMR agreements. A number of protests have been filed and FERC has yet to act on the request to extend the agreements.

     As a result of these regulatory developments and changing circumstances in the second quarter of 2003, NRG Energy updated the facilities’ cash flow models to incorporate changes to reflect the impact of the April 25, 2003 FERC’s orders on PUSH pricing, the pending termination of the RMR, and to update the estimated impact of future locational capacity or deliverability requirements. Based on these revised cash flow models, management determined that the new estimates of pricing and cost recover levels were not projected to return sufficient revenue to cover the fixed costs at Devon Power LLC and Middletown Power LLC. As a consequence, during the second quarter of 2003 NRG Energy recorded a $64.2 million and $157.3 million impairment at Devon Power LLC and Middletown Power LLC, respectively. NRG Energy accounts for the results of operations of the Connecticut Facilities as part of its power generation segment within North America.

     Arthur Kill Power, LLC - During the third quarter of 2003 NRG Energy cancelled its plans to re-establish fuel oil capacity at its Arthur Kill plant. This resulted in a charge of approximately $9.0 million to write-off assets under development.

     Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by the Company during the third quarter of 2002 were “triggering events” which required NRG Northeast to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. As a result, the Company determined that Somerset Power, became impaired during the third quarter of 2002 and should be written down to fair market value. During 2002, the Company recorded impairment charges of $49.3 million.

     During the three and nine month periods ended September 30, 2003, the Company incurred $0.5 million and $2.8 million, respectively, of restructuring costs consisting of advisor fees. These costs consist of employee separation costs and advisor fees. There were no restructuring costs during 2002.

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

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the nine months ended September 30, 2003:

		Accretion Nine
	Beginning Balance	Months Ended	Ending Balance
(In thousands)	Jan. 1, 2003	September 30, 2003	September 30, 2003

Somerset Power LLC	$313	$32	$345

Total	$313	$32	$345

     The following represents the pro-forma effect on the Company’s net income for the three and nine months ended September 30, 2002, as if the Company had adopted SFAS No. 143 as of January 1, 2002:

Three Months Ended
September 30, 2002
(In thousands)
Net income as reported	$19,787
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(14)

Pro-forma net income	$19,773

Nine Months Ended
September 30, 2002
(In thousands)
Net income as reported	$68,680
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(173)

Pro-forma net income	$68,507

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will be applied as required.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. The new rule requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value the first date the new rule applies. Any difference between the net amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the first interim or annual period ending after December 15, 2003. FIN No. 46 will be applied as required and is not expected to have a material impact on the Company.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 that relate to SFAS Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 has not had an impact on the Company.

     In May 2003, the FASB issues SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 has not had a material impact on the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     NRG Northeast is a wholly-owned indirect subsidiary of NRG Energy. NRG Energy is a leading independent power production company, primarily engaged in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States. While NRG Energy is currently an indirect, wholly owned subsidiary of Xcel Energy, it will be an independent public company upon its emergence from bankruptcy and will no longer have any material affiliation or relationship with Xcel Energy. NRG Energy has a diverse generation portfolio in terms of geography, fuel type and dispatch levels. NRG Energy believes this diversity helps balance risk and increase profits. NRG Northeast owns electric power generation plants in the northeastern region of the United States. As part of NRG Energy’s strategy, NRG Northeast intends to maximize operating income through the efficient procurement and management of fuel supplies, transportation and maintenance services, and the sale of energy, capacity and ancillary services into attractive spot, intermediate and long-term markets.

     NRG Energy and the Company do not anticipate any significant new acquisitions or construction in the near future, and instead will focus on operational performance, asset management and debt reduction. The Company has already made significant reductions in capital expenditures, business development activities and personnel. Power sales, fuel procurement and risk management will remain a key strategic element of the Company’s operations. The Company’s objective will be to optimize the operating income of its facilities within an appropriate risk and liquidity profile.

     Industry Trends. In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” management discusses the Company’s historical results of operations. During 2003, the following factors, among others, have negatively affected the Company’s results of operations:

•	Weak markets for electric energy, capacity and ancillary services;

•	a narrowing of the “spark spread” (the difference between power prices and fuel costs) in most regions of the United States in which the Company’s operates power generation facilities;

•	mild weather during peak seasons in regions where the Company has significant merchant capacity;

•	reduced liquidity in the energy trading markets as a result of fewer participants trading lower volumes;

•	the imposition of price caps and other market mitigation in markets where the Company has significant merchant capacity;

•	regulatory and market frameworks in certain markets where the Company operates that prevents the Company from charging prices that will enable the Company to recover its operating costs and to earn acceptable returns on capital;

•	the obligation to perform under certain long-term contracts that are not profitable;

•	physical, regulatory and market constraints on transmission facilities in certain regions that limit or prevents the Company from selling power generated by certain of its facilities;

•	limited access to capital due to the Company’s financial condition since July 2002, and the resulting contraction of the Company’s ability to conduct business in the merchant energy markets; and

•	changes and turnover in senior and middle management since June 2002 in connection with the Company’s restructuring.

     The Company expects that weak market conditions will continue through 2003 and 2004, and into 2005 in some markets. Historically, the Company believed that, as supply surpluses begin to tighten and as market rules and regulatory conditions stabilize, prices will improve for energy, capacity and ancillary services. This view is consistent with the Company’s belief that in the long run market prices will support an adequate rate of return on the construction of new power generation assets needed to meet increasing demand. This view is currently being challenged in certain markets as regulatory actions and market rules unfold that limit the ability of merchant power companies to earn favorable returns on existing and new investments. To the extent unfavorable regulatory and market conditions exist in the long term, the Company could have significant impairments of property, plant and equipment and goodwill which, in turn, could have a material adverse effect on results of operations.

     New Management. On October 21, 2003, NRG Energy announced the appointment of David W. Crane as its new President and Chief Executive Officer, effective December 1, 2003. Before joining NRG Energy, Mr. Crane served as the Chief Executive Officer of London-based International Power and has over 12 years of energy industry experience. During 2003, NRG Energy also hired several key senior and middle management positions. Currently it is conducting a search for a new Chief Financial Officer and anticipates the position will be filled in the months following its emergence from bankruptcy. Upon emergence from bankruptcy, NRG Energy’s board of directors will consist of Mr. Crane and ten other individuals, six of whom will initially be designated by the members of the noteholder group serving on the creditors’ committee and four of whom will initially be designated by representatives of NRG Energy’s bank creditors.

     Independent Public Accountants; Audit Committee. PricewaterhouseCoopers LLP have been our independent auditors since 1995. In connection with the appointment of a new board of directors upon our emergence from bankruptcy, we will have an audit committee consisting of independent directors. The committee will oversee the Company’s independent auditor relationship and will evaluate from time to time whether the Company will be best served by a change in independent auditors. The audit committee’s evaluation process is intended to ensure that we will continue to have high-quality, cost-efficient independent auditing services.

Results of Operations

For the three months ended September 30, 2003 compared to the three months ended September 30, 2002

Operating Revenues

     Total operating revenues were $260.5 million and $233.6 million for the three months ended September 30, 2003 and 2002, respectively, an increase of $26.9 million or 11.5%. This increase is primarily due to increased generation revenue. Higher natural gas prices resulted in a higher price per MW hour generated. The effect of higher power prices was offset by lower generation. Gas fired plants had lower generation due to the adverse price effect of natural gas. Cooler than expected summer temperatures resulted in reduced generation at other plants. In addition, subsequent to May 14, 2003, the Company ceased to recognize any revenues or expenses related to the Standard Offer Service contract with CL&P, a long-term contract with Ashland and a long-term contract with EUA. This is due to the termination of an indemnity agreement between the Company and NRG PMI, a wholly owned subsidiary of NRG Energy and an affiliate of the Company. Effective May 14, 2003, NRG PMI will bear the benefits and burdens of these contracts.

Operating Costs

     Operating costs primarily consist of expenses for fuel, plant operations and maintenance, property and other non-income related taxes and unrealized gains or losses associated with changes in the fair value of energy related derivative instruments not accounted for as hedges.

     Operating costs were $145.4 million for the three months ended September 30, 2003 compared to $182.1 million for the three months ended September 30, 2002. This represents a decrease of $36.7 million or 20.2% for the three months ended September 30, 2003 compared to the same periods in 2002. This decrease is due to reduced fuel costs as a result of decreased generation, partially offset by an increase in fuel oil and natural gas prices.

Depreciation

     Depreciation expense was $14.3 million and $13.6 million for the three months ended September 30, 2003 and 2002, respectively. In light of economic developments related to the Connecticut assets and the FERC issued order regarding cost of service reimbursements, the Company reassessed the asset lives for the Connecticut facilities during 2003. The shorter depreciable lives resulted in an increase in depreciation expense. This increase was offset by reduced depreciable values resulting from asset impairment charges on the Connecticut assets during the second quarter of 2003.

General and Administrative Expenses

     General and administrative expense was $12.6 million and $5.3 million for the three months ended September 30, 2003 and 2002, respectively, an increase of $7.3 million or 137.7%. General and administrative costs include non-operational labor and other employee related costs, as well as outside services, insurance, office expenses and administrative support. During the third quarter of 2003, NRG Energy and NRG PMI began allocating certain overhead expenses down to the project level. In addition, insurance expense increased due to an overall increase in insurance premiums.

Restructuring and Impairment Charges

     Restructuring and impairment charges were $9.6 million and $49.3 million for the three months ended September 30, 2003 and 2002, respectively. Asset impairment charges were $9.0 million and $49.3 million for the three months ended September 30, 2003 and 2002, respectively. Restructuring costs were $0.5 million for the three months ended September 30, 2003. There were no restructuring costs incurred during the three months ended September 30, 2002.

     Asset impairments for the three months ended September 30, 2003 consisted of the cancellation of a fuel oil capacity project at one of the Company’s subsidiaries.

     Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by the Company during the third quarter of 2002 were “triggering events” which required NRG Northeast to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. As a result, the Company determined that Somerset Power, LLC, became impaired during the third quarter of 2002 and should be written down to fair market value. During 2002, the Company recorded impairment charges of $49.3 million.

     During the three months ended September 30, 2003, the Company incurred $0.5 million of restructuring costs consisting primarily of employee separation costs and advisor fees.

Interest Expense

     Interest expense was $14.6 million and $12.9 million for the three months ended September 30, 2003 and 2002, respectively, an increase of $1.7 million or 13.2%. Interest expense includes amortization of deferred finance costs, interest on the senior secured bonds issued on February 22, 2000 and an affiliated note payable issued on June 15, 2002. After the bankruptcy filing the Company entered into a Senior Secured, Super-Priority (Debtor-in-Possession Credit Agreement), which costs are being amortized starting May 14, 2003.

For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Operating Revenues

     Total operating revenues were $603.9 million and $550.3 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $53.6 million or 9.7%. This increase is primarily due to increased generation revenue. Gas fired plants had lower generation due to the adverse price effect of natural gas. Cooler than expected summer temperatures resulted in reduced generation at other plants. In addition subsequent to May 14, 2003, the Company ceased to recognize any revenues or expenses related to the Standard Offer Service contract with CL&P, a long term contract with Ashland and a long term contract with EUA. This is due to the termination of an indemnity agreement between the Company and NRG PMI, a wholly owned subsidiary of NRG Energy and an affiliate of the Company. Effective May 14, 2003, NRG PMI will bear the benefits and burdens of these contracts. Although there were continued losses incurred on the Connecticut Standard Offer and other contract obligations due to increased market prices, these losses were borne by NRG PMI subsequent to May 14, 2003.

Operating Costs

     Operating costs primarily consist of expenses for fuel, plant operations and maintenance, property and other non-income related taxes and unrealized gains or losses associated with changes in the fair value of energy related derivative instruments not accounted for as hedges.

     Cost of operations was $500.6 million for the nine months ended September 30, 2003 compared to $390.7 million for the nine months ended September 30, 2002. This represents an increase of $109.9 million or 28.1% for the nine months ended September 30, 2003 compared to the same period in 2002. Although generation declined for the nine-month period ended September 30, 2003 compared to the same period in 2002, the cost of generation increased substantially due to increased fuel oil and natural gas prices. In addition, as a result of the Company’s financial condition, various parties exercised their rights to terminate commodity purchase and sales contracts, which resulted in several contract terminations during the three months ended September 30, 2003. As a result, contract termination expense of $53.5 million was recorded. Offsetting this expense was a favorable change in the fair value of the Company’s energy related derivatives directly resulting from the termination of these contracts.

Depreciation

     Depreciation expense was $51.1 million and $39.8 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $11.3 million or 28.4%. In light of economic developments related to the Connecticut assets and the FERC issued order regarding cost of service reimbursements, The Company reassessed the asset lives for the Connecticut facilities during 2003. The shorter depreciable lives resulted in an increase in depreciation expense. This increase was offset by reduced depreciable values resulting from asset impairment charges on the Connecticut assets during the second quarter of 2003.

General and Administrative Expenses

     General and administrative expense was $29.9 million and $16.7 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $13.2 million or 79.0%. During the third quarter of 2003, NRG Energy and NRG PMI began allocating certain overhead expenses down to the project level. Insurance expense increased due to an overall increase in insurance premiums. In addition, the company recorded $6.2 million of bad debt expense during the first quarter of 2003 for collectibility issues primarily related to one contract.

Restructuring and Impairment Charges

     Restructuring and impairment charges were $233.4 million and $49.3 million for the nine months ended September 30, 2003 and 2002, respectively. Asset impairment charges were $230.5 million and $49.3 million for the nine months ended September 30, 2003 and 2002, respectively. Restructuring costs were $2.8 million for the nine months ended September 30, 2003. There were no restructuring costs incurred during the nine months ended September 30, 2002.

     Asset impairments for the nine-month period ended September 30, 2003 consisted of Devon Power LLC, Middletown Power LLC and a cancelled construction project at one of the Company’s subsidiaries. On February 26, 2003, NRG Energy filed a proposed cost-of-service agreement for the following Connecticut facilities with the Federal Energy Regulatory Commission (FERC): Devon 11-14, Middletown station, Montville station and Norwalk Harbor station. On April 25, 2003, the FERC issued an order that rejected NRG Energy’s proposed fixed monthly charges, citing certain policy determinations regarding cost-of-service agreements. FERC instead directed NRG Energy to recover its fixed and variable costs under interim bidding rules for generators located in constrained areas, the so-called Peaking Unit Safe Harbor (PUSH) mechanism. The PUSH bidding rules would apply to all of NRG Energy’s Connecticut facilities that filed the proposed cost-of-service agreements, with the exception of Middletown Units 2 and 3, until June 1, 2004. The following quick start facilities, located in Connecticut also have submitted PUSH bids that have been approved by FERC: Cos Cob, Franklin Drive, Branford and Torrington. FERC also ordered that the regional power agencies overseeing the energy markets in Connecticut, the Independent System Operator for New England (ISO-NE) and the New England Power Pool (NEPOOL), modify the New England market rules to establish and implement locational capacity or deliverability requirements no later than June 1, 2004. In late May and June 2003, ISO-NE revised its market pricing rules to facilitate FERC’s mandated PUSH mechanism, but has not yet proposed the market modifications required to implement locational capacity or deliverability requirements. In June 2003, NRG Energy filed for rehearing of several elements of FERC’s April 25, 2003 order. In response, on July 25, 2003, FERC re-affirmed the PUSH interim pricing mechanism.

     The existing RMR between ISO-NE and NRG Energy covering Devon 7 and 8 terminated on September 30, 2003. On October 2, 2003, NRG filed to extend the existing RMR agreements. A number of protests have been filed and FERC has yet to act on the request to extend the agreements.

     As a result of these regulatory developments and changing circumstances in the second quarter of 2003, NRG Energy updated the facilities’ cash flow models to incorporate changes to reflect the impact of the April 25, 2003 FERC’s orders on PUSH pricing, the pending termination of the RMR, and to update the estimated impact of future locational capacity or deliverability requirements.

     Based on these revised cash flow models, management determined that the new estimates of pricing and cost recovery levels were not projected to return sufficient revenue to cover the fixed costs at Devon Power LLC and Middletown Power LLC. As a consequence, during the second quarter of 2003 NRG Energy recorded a $64.2 million and $157.3 million impairment at Devon Power LLC and Middletown Power LLC, respectively.

     During the third quarter of 2003 NRG Energy cancelled its plans to re-establish fuel oil capacity at one of the Company’s subsidiaries. This resulted in a charge of approximately $9.0 million to write-off assets under development.

     During the nine months ended September 30, 2003, the Company incurred $1.1 million, of restructuring costs consisting of employee separation costs and advisor fees.

Regulatory Issues

     NRG Energy is impacted by market rule and tariff changes in the existing markets operated by Independent System Operators (ISOs) and Regional Transmission Organizations (RTOs). On March 1, 2003, ISO-New England implemented its version of Standard Market Design. This change dramatically modifies the New England market structure by incorporating Locational Marginal Pricing (pricing by location rather than on a New England wide basis). While the ISO-New England Standard Market Design represents a significant improvement to the existing market design, NRG Energy still considered the market insufficient to allow NRG Energy to recover its reasonable costs and earn a reasonable return on investment. Therefore, and notwithstanding the impending implementation of Locational Marginal Pricing, on February 26, 2003, NRG Energy filed a proposed cost-of-service agreement with FERC for the following Connecticut facilities: Middletown Power LLC, Montville Power LLC, Norwalk Power LLC and Devon Power LLC units 11-14 (collectively the NRG Subsidiaries). In the filing, NRG Energy requested that major and minor maintenance expenses of the NRG Subsidiaries be paid for through a tracking mechanism that would insure that NRG Energy receives compensation only for actual maintenance expenses. Under the proposed cost-of-service agreement, the other NRG Energy costs would be paid through a monthly cost-based payment. NRG Energy requested an effective date of February 27, 2003.

     On March 25, 2003, FERC issued an order (the March Order) approving the recovery of the NRG Subsidiaries’ Spring 2003 maintenance expenses, subject to refund and authorized an effective date of February 27, 2003. FERC did not rule on the remainder of the issues allowing further time to consider protests.

     On April 25, 2003, the FERC issued an order (the April Order) rejecting the remaining part of the proposed cost-of-service agreements including the monthly cost-based payment. Rather, FERC instructed ISO New England to establish temporary bidding rules that would permit selected peaking units (units with capacity factors of 10 percent or less during 2002), operating within “designated congestion areas” (such as Connecticut) to raise their bids to allow them the opportunity to recover their fixed and variable costs through the market. This temporary bidding rule would remain in place until ISO New England implements locational installed capacity requirements, which should be no later than June 1, 2004. In the July 24 Order on Rehearing (the July Order), FERC clarified that the capacity factor of 10 percent or less applies to units rather than complexes. On a unit basis, all the NRG Energy facilities qualify to bid under the temporary rules except Middletown 2 and 3, and Devon 7 and 8. The RMR agreement between ISO New England and NRG Energy covering Devon 7 and 8 terminated on September 30, 2003. On October 2, 2003, NRG Energy filed the existing RMR agreement. FERC has yet to act on the request to extend the agreement.

     On October 17, 2003, the Midwest Independent Transmission Operator, Inc. (MISO) filed a motion to withdraw its Open Access Transmission and Energy Market’s Tariff (TEMT), purportedly to allow more time to develop stakeholder consensus on critical outstanding issues relating to market features such as Fixed Transmission Rights, market monitoring and resource adequacy. Post-blackout reliability concerns were also a stated factor for the withdrawal. On October 29, 2003, FERC granted the MISO’s motion. The MISO had planned to phase-in its energy markets during 2004. The withdrawal of the market tariff means that the market will be delayed for an undetermined period of time.

Interest Expense

     Interest expense was $40.3 million and $39.6 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $0.7 million or 1.8%. This increase is due to the additional interest costs related to the affiliated note payable and amortization of deferred finance costs related to the Debtor-in Possession Agreement.

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

Liquidity and Capital Resources

     Liquidity Issues of NRG Energy and it Subsidiaries — Current Status and Chain of Events

     During 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and Ca at Moody’s.

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

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The terms of the settlement call for Xcel Energy to make payments to NRG Energy totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million, up to $150 million of which may be in Xcel Energy common stock if Xcel Energy’s public debt fails to maintain a certain rating, on the later of: (a) 90 days after NRG Energy’s plan of reorganization is confirmed by the Bankruptcy Court, and (b) one day after the effective date of NRG Energy’s plan of reorganization; (ii) $50 million in the first quarter of 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) up to $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement. The final settlement agreement between Xcel Energy and NRG Energy is subject to the Bankruptcy Court approval including certain provisions and conditions in its order approving the confirmation of NRG Energy’s plan of reorganization and the satisfaction, or waiver by Xcel Energy, of certain other conditions (including obtaining requisite releases of Xcel Energy by NRG Energy creditors). There can be no assurance that such conditions will be met.

     As noted above, on May 14, 2003, the Debtors filed the Chapter 11 Cases. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that it had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary ( NRG Northeast) and some NRG Northeast subsidiaries. The Bankruptcy Court entered an order approving the DIP facility on July 24, 2003. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     Subsequent to the Petition Date, additional NRG Energy subsidiaries filed petitions for reorganization with the Bankruptcy Court. On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 19, 2003, NRG McClain LLC (a wholly owned subsidiary of NRG Energy) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ (Units) and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc. (NRG PMI), NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan) on October 14, 2003.

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on July 28, 2003. The SEC issued an order approving the Plan on October 10, 2003, permitting the Plan Debtors, subject to the approval of the Bankruptcy Court, to commence solicitation of votes on the Plan.

     The Plan Debtors commenced solicitation of votes on the Plan on October 14, 2003. The voting deadline by which holders of claims and equity interests of the Plan Debtors must submit their ballots accepting or rejecting the Plan is November 12, 2003. Objections to confirmation of the Plan must be filed with Bankruptcy Court by November 12, 2003. The Bankruptcy Court has scheduled the confirmation hearing to determine whether the Plan should be confirmed on November 21, 2003.

     If the Plan is confirmed, holders of NRG Energy unsecured claims (including bank and bond debt) will receive a combination of New NRG Energy common stock, New NRG Energy senior notes and cash for an estimated percentage recovery of 50.7%. Holders of NRG PMI unsecured claims will receive a combination of New NRG Energy common stock and New NRG Energy senior notes for an estimated percentage recovery of 44.6%. If the Plan is confirmed, certain other holders of claims or equity interests in the Plan Debtors will (i) have their claims paid in full in accordance with the Bankruptcy Code, (ii) have their claims or equity interests reinstated, or (iii) have their claims or equity interests cancelled, and receive no distribution on account of such claims or equity interests. Upon emergence from bankruptcy, Xcel Energy’s ownership interest in NRG Energy will be cancelled and ownership in NRG Energy will vest in the unsecured creditors of NRG Energy and NRG PMI.

     On September 17, 2003, NRG Northeast and NRG South Central Generating LLC (NRG South Central) and certain of their subsidiaries and affiliates filed a plan of reorganization with the Bankruptcy Court (the NRG Northeast and NRG South Central Plan). The debtors under the NRG Northeast and NRG South Central Plan are not soliciting votes for approval of the NRG Northeast and NRG South Central Plan because none of the holders of claims or equity interests are impaired under the NRG Northeast and NRG South Central Plan. The Bankruptcy Court has scheduled a hearing on the confirmation of the NRG Northeast and NRG South Central Plan on November 21, 24 and 25, 2003.

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

Cash Flows

	For the nine months ended
	September 30,

(In thousands)	2003	2002

Net cash provided by operating activities	$446	$45,546

     Net cash provided by operating activities for the nine months ended September 30, 2003 decreased compared to the same period in 2002. This decrease is primarily due to unfavorable operating results. The decrease due to operating results was offset by improved working capital resulting from reduced accounts receivable balances.

	For the nine months ended
	September 30,

(In thousands)	2003	2002

Net cash used by investing activities	$(7,137)	$(22,098)

     Net cash used by investing activities for the nine months ended September 30, 2003, was favorably impacted as compared to the same period in 2002 due to a reduction in capital expenditures and further enhanced by cash proceeds received upon sale of property during 2003.

	For the nine months ended
	September 30,

(In thousands)	2003	2002

Net cash used by financing activities	$(7,537)	$(23,500)

     Net cash used by financing activities for the nine months ended September 30, 2003 was favorably impacted as compared to the same period in 2002 due to debt principal payments not being made during 2003, offset in part by no borrowings during 2003 and additional deferred financing costs in connection with the DIP financing arrangements.

Off Balance-Sheet Arrangements

     As of September 30, 2003, the Company does not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

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

	Payments Due by Period Subsequent to September 30, 2003

	Total	Short Term	1-3 Years	4-5 Years	After 5 Years

	(In thousands)

Long term debt	$556,500	$556,500	$—	$—	$—
Operating leases	6,676	780	1,536	1,048	3,312
Note payable — affiliate	$30,000	$30,000	—	—	—

Total contractual cash obligations	$593,176	$587,280	$1,536	$1,048	$3,312

	Amount of Commitment by Expiration Period as of September 30, 2003

	Total Amounts
	Committed	Short Term	1-3 Years	4-5 Years	After 5 Years

	(In thousands)

Guarantees	$35,300	$17,000	$5,000	$—	$13,300

Total guarantees	$35,300	$17,000	$5,000	$—	$13,300

     The Company provides performance guarantees to third parties on behalf of NRG Power Marketing in relation to certain of its sales and supply agreements.

Derivative Instruments

     The tables below disclose the Company’s derivative activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at the three and nine months ended September 30, 2003 based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts at the three and nine months ended September 30, 2003.

Derivative Activity

	Three Months Ended	Nine Months Ended
Gains/(Losses)(In thousands)	September 30, 2003	September 30, 2003

Fair value of contracts outstanding at the beginning of the period	$2,938	$(3,641)
Contracts realized or otherwise settled during the period	6,813	41,209
Fair value of new contract when entered into during the period	—	—
Changes in fair values attributable to changes in valuation techniques	—	—
Other changes in fair values	(10,144)	(37,961)

Fair value of contracts outstanding at the end of the period	$(393)	$(393)

Sources of Fair Value Gains/(Losses)

Fair Value of Contracts at Period End

	Maturity			Maturity in
	Less than 1	Maturity	Maturity	excess of	Total Fair
Maturity schedule (In thousands)........	Year	1-3 Years	4-5 Years	5 Years	Value

Prices actively quoted	$(393)	$—	$—	$—	$(393)
Prices provided by other external sources	—	—	—	—	—
Prices based on models & other valuation methods	—	—	—	—	—

	$(393)	$—	$—	$—	$(393)

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will be applied as required.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships, but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. The new rule requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value as of the first date the new rule applies. Any difference between the net amounts of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the first interim or annual period ending after December 15, 2003. FIN No. 46 will be applied as required and is not expected to have a material impact on the Company.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 relating to SFAS Statement No. 133 Implementation Issues and effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 has not had an impact on the Company.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 has not had a material impact on the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks, including changes in commodity prices and interest rates, and credit risk as disclosed in Management’s Discussion and Analysis in its annual report on Form 10-K for the year ended December 31, 2002. Except as follows, there have been no material changes as of September 30, 2003 to the market risk disclosures presented as of December 31, 2002.

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

     The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model, is approximately $94.0 million and $66.4 million as of September 30, 2003 and 2002, respectively. The average, high and low amounts for the nine months ended September 30, 2003 were $114.4 million, $137.9 million and $94.0 million, respectively. The average, high and low amounts for the nine months ended September 30, 2002 were $53.5 million, $67.5 million and $46.6 million, respectively.

Item 4. Controls and Procedures

     The Chairman, Senior Vice President, General Counsel, Vice President and Treasurer and Vice President and Controller (the Certifying Officers) have evaluated NRG Energy’s disclosure controls and procedures as defined in the rules of the SEC as of the end of the period covered by this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by NRG Energy in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG Energy caused by NRG Energy’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG Energy management positions and a diversion of NRG Energy financial and management resources to restructuring efforts. These circumstances detracted from NRG Energy’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. During 2003 NRG Energy has dedicated significant resources to make corrections to those control deficiencies, including hiring several key senior and middle management positions, hiring an outside consultant to review, document and suggest improvements to controls, and the implementation of new controls and procedures. NRG Energy will continue to dedicate resources to this effort over the next few months. In addition, on October 21, 2003, NRG Energy announced the appointment of David W. Crane as its new President and Chief Executive Officer, effective December 1, 2003. NRG Energy is currently conducting a search for a new Chief Financial Officer and anticipates the position will be filled in the months following its emergence from bankruptcy. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of NRG Energy as of, and for the periods presented in this report.

     NRG Energy’s Certifying Officers are primarily responsible for the accuracy of the financial information that is represented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures, which, subject to the disclosure in the foregoing paragraph, they believe, are adequate to provide reasonable assurance that NRG Energy assets are protected from loss. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the Certifying Officers evaluation.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of material legal proceedings in which the Company was involved through September 30, 2003, see Note 8, “Commitments and Contingencies” to NRG Northeast’s Consolidated Financial Statements and Footnotes contained in Part I, Item 1 of this Form 10-Q.

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

(b) Reports on Form 8-K: None

Cautionary Statement Regarding Forward-Looking Statements

     The information presented in this quarterly report includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “contemplates,” “believes,” and similar terms. Forward-looking statements are only predictions or expectations and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Company believes that the expectations expressed in such forward-looking statements are reasonable, the Company can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	NRG Energy’s ability to borrow additional funds and access capital markets;

•	NRG Energy’s substantial indebtedness and the possibility that NRG Energy may incur additional indebtedness going forward;

•	Restrictions on the ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy contained in the debt agreements of certain of NRG Energy’s subsidiaries and project affiliates generally;

•	Volatility of energy and fuel prices and the possibility that NRG Energy will not have sufficient working capital and collateral to post performance guarantees or margin calls to mitigate such risks or manage such volatility;

•	Reduced competition in the power generation industry as regulators in certain markets advocate and allow utilities and utility holding companies to transfer unprofitable generation assets from non-utility entities to regulated utility entities (where costs can be recovered through regulated cost-of-serve rates);

•	Certain of NRG Energy’s pre-petition creditors may receive NRG Energy common stock upon NRG Energy’s emergence from bankruptcy and will have the right to select NRG Energy’s board members and influence certain aspects of NRG Energy’s business operations;

•	The condition of the capital markets generally, which will be effected by interest rates, foreign currency fluctuations and general economic conditions;

•	Changes in the wholesale power market, including reduced liquidity which may limit opportunities to capitalize on short-term price volatility;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where The Company has a financial interest;

•	Changes in government regulation, including but not limited to pending changes of market rules, market structures, rates, tariffs, environmental regulations, and regulatory compliance requirements imposed by the Federal Energy Regulatory Commission (FERC), state commissions, other state regulatory agencies, the Environmental Protection Agency (EPA), the National Electric Reliability Council (NERC) or other regulatory or industry bodies;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including claims which are not discharged in the bankruptcy proceedings and claims arising after the date of the Company’s bankruptcy filing;

•	The impact of the bankruptcy proceedings on NRG Energy’s or the Company’s operations going forward, including the impact on NRG Energy’s ability to negotiate favorable terms with suppliers, customers, landlords and others.

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, or “FASB,” the SEC, the FERC and similar entities with regulatory oversight;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related or other damage to facilities; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Large energy blackouts, such as the blackout that impacted parts of the northeastern United States and Canada during the middle of August 2003, which have the potential to reduce NRG Energy’s revenue collection, increase NRG Energy’s costs and engender enhanced federal and state regulatory requirements;

•	The Company’s inability to enter into intermediate and long-term contracts to sell power and procure fuel on terms and prices acceptable to the Company;

•	Failure of customers and suppliers to perform under agreements, including failure to deliver procured commodities and services and failure to remit payment as required and directed, especially in instances where the Company is relying on single suppliers or single customers at a particular facility;

•	Employee workforce factors including the hiring and retention of key executives, including NRG Energy’s new CEO, collective bargaining agreements with union employees, or work stoppages;

•	Factors associated with various investments including partnership actions, competition, operating risks, dependence on certain suppliers and customers and domestic and foreign environmental and energy regulations;

•	Limitations on the Company’s ability to control projects in which the Company has less than 100% interest;

•	Uncertainties affecting the financial projections prepared in connection with the bankruptcy;

•	Risks associated with timely completion of capital improvement and re-powering projects, including supply interruptions, work stoppages, labor disputes, social unrest, weather interferences, unforeseen engineering, environmental or geological problems and unanticipated cost overruns;

•	Failure to sell certain assets in the amounts and on the timetable assumed, including failure to timely satisfy the closing conditions contained in the definitive agreements for the sale of projects but not yet closed, many of which are beyond NRG Energy’s control;

•	Effects of political, regulatory and legal conditions on our international operations;

•	Acts of terrorism both in the United States and internationally; and

•	Other business or investment considerations that may be disclosed from time to time in our SEC filings or in other publicly disseminated written documents.

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

Date: November 13, 2003